Form 10-Q
period 1997-03-31
BIONX IMPLANTS INC
filed 1997-06-09
CIK 1030418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarterly period ended March 31, 1997 or

[ ] Transition  report  pursuant  to  Section  13 or 15(d) of the  Securities
    Exchange Act of 1934 for the transition period from _____ to _____.

                        Commission File Number: 333-22359

                              BIONX IMPLANTS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                              22-3458598
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                            1777 Sentry Parkway West
                             Gwynedd Hall, Suite 400
                          Blue Bell, Pennsylvania 19422
           (Address of principal executive office, including zip code)

                                  215-643-5000
              (Registrant's telephone number, including area code)

             279B Great Valley Parkway, Malvern, Pennsylvania 19355
      --------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

             Yes _____                                   No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At May 31, 1997, there were 8,916,127 shares of Common Stock, par value $.0019 per share, outstanding.

                              BIONX IMPLANTS, INC.

                                      INDEX


                                                                          Page

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 1997
         (historical and pro-forma, unaudited) and
         December 31, 1996                                               3

         Consolidated Statements of Operations for the Three
         Months Ended March 31, 1997 and 1996 (Unaudited)                4

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 1997 and 1996 (Unaudited)                       5

         Notes to Consolidated Financial Statements (Unaudited)          6

Item 2.  Management's Discussion and Analysis of Financial               8
         Condition and Results of Operations

Part II.  Other Information

         Item 4.   Submission of Matters to a Vote of Security Holders  26

         Item 6.  Exhibits and Reports on Form 8-K                      27

Signatures                                                              27

Item 1.  Financial Statements

                     BIONX IMPLANTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      December 31, 1996 and March 31, 1997
                                 (in thousands)

                                                                       Pro Forma
                                      December 31,      March 31,      March 31,
                                        1996             1997            1997
                                                               (Unaudited)
Assets:
Current assets:
     Cash and cash equivalents        $ 1,593             1,278          23,748
     Inventory, net                     1,031             1,226           1,226
     Trade accounts receivable, net
       of allowance of $127 as
       of March 31, 1997 and $97
       as of December 31, 1996          1,708             2,198           2,198
     Grants receivable                    123                79              79
     Deferred offering costs              195               508               0
     Prepaid expenses and other
       current assets                     153               313             313
                                          ---               ---             ---

Total current assets                    4,803             5,602          27,564
Investments                               100                90              90
Deposits                                   44                44              44
Plant and equipment, net                  483               660             660
Goodwill and intangibles                3,939             3,879           3,879
                                        -----             -----           -----
Total assets                          $ 9,369            10,275          32,237
                                        =====             =====          ======

Liabilities and Stockholders' Equity
Current Liabilities:
     Trade accounts payable           $   848             1,653           1,653
     Long-term debt, current portion      223               225             225
     Related party                        163                85              85
     Current income tax liability         205               280             280
     Accrued and other current
       liability                        1,317             1,114           1,114
                                        -----             -----           -----

Total current liabilities               2,756             3,357           3,357
                                        -----             -----           -----

Long-term debt                            590               631             631
                                        -----             -----           -----

Contingencies

Series A mandatorily redeemable
  convertible preferred stock,
  par value $0.001 per share:           5,000             5,000             -
            ------                      -----             -----            ----

Stockholders' equity

     Preferred stock, par value $0.001
       per share 8,000,000 authorized
       and none issued and outstanding
     Common stock, par value $0.0019 per
       share, 31,600,000 shares
       authorized and 5,018,424 shares
       issued and outstanding as of
       March 31, 1997 (8,916,127 pro
       forma common shares as of
       March 31, 1997 upon consummation
       of the initial pubic offering)      10                10              17

     Additional paid-in capital         8,968             8,968          35,923
     Accumulated deficit               (7,686)           (7,464)         (7,464)
     Foreign currency translation
       adjustment                        (269)             (227)           (227)
                                       ------             -----          -------
Total stockholders' equity              1,023             1,287          28,249
                                       ------             -----          ------

     Total liabilities and stockholders'
       equity                         $ 9,369            10,275          32,237
                                      =======           =======         =======


        See accompanying notes to the Consolidated Financial Statements

                     BIONX IMPLANTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)


                                                   Three months ended March 31,
                                                       1996              1997

Revenues:
  Product sales                                    $   666               3,218
  License and grant revenues                            50                  -
                                                       ---               -----

     Total revenues                                    716               3,218
                                                       ---               -----

Cost of good sold                                      458                 803
                                                       ---                ----

Gross profit                                           258               2,415
                                                       ---               -----

Selling, general and administrative                    620               1,940
Research and development                                99                 181
                                                        --               -----
Total operating expenses                               719               2,121

Operating income (loss)                               (461)                294
                                                      ----                 ---
Other income and expenses:
  Interest income (expense)                            (28)                  3
                                                       ---                 ---
Total other income (expense), net                      (28)                  3

Income (loss) before provision for
  income taxes                                        (489)                297
Provision for income taxes                               -                  75
                                                  ---------            -------

Net income (loss)                                 $   (489)                222
                                                  =========            =======

Pro forma net income (loss) per share             $  (0.09)               0.02

Weighted average common and dilutive
  equivalent shares outstanding                      5,516               9,232
                                                  ========            ========

        See accompanying notes to the Consolidated Financial Statements

                     BIONX IMPLANTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Three months ended March 31,
                                                  1996           1997

Cash flows from operating activities:
  Net income (loss)                            $  (489)         222
                                                  ----         ----
  Adjustments to reconcile net
    income (loss) to net cash
    used in operating activities:
  Depreciation and amortization                    30             99
  Other non-cash charges
  Change in assets and liabilities:
  Increase in accounts receivable                (160)          (490)
  (Increase) decrease in inventory                 21           (195)
  Decrease in grants receivable                    -              44
  (Increase) in prepaid expense
   and other assets                               (63)          (160)
  (Increase) decrease in investments              (59)            10
  Increase in trade accounts payable               37            805
  Decrease in related party                        -             (78)
  Increase (decrease) in current tax
    liability                                     (16)            75
  Increase (decrease) in accrued and
    other liabilities                             702           (203)
                                                  ---           -----

                                                  492           ( 93)
                                                  ---            ---

Net cash provided by operating activities           3            129
                                                  ---            ---

Cash flows from investing activities
  Purchases of plant and equipment               (188)          (216)
                                                 ----           -----

Net cash used in investing activities            (188)          (216)
                                                  ----          -----

Cash flow from financing activities:
  Proceeds from long-term debt                    362             43
  Deferred offering costs                          -            (313)
Net cash provided by (used in) financing
   activities                                     362           (270)

Net effects of foreign exchange rate
  differences                                      36             42

Net increase (decrease) in cash and cash
  equivalents                                     213           (315)
Cash and cash equivalents at beginning
  of period                                        51          1,593
                                                  ---          ------

Cash and cash equivalents at end of
  period                                     $    264          1,278
                                             ========        =======


        See accompanying notes to the Consolidated Financial Statements

                     BIONX IMPLANTS, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.     Basis of Presentation

     The accompanying financial statements have been prepared by Bionx Implants, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 1996 and March 31, 1997, and the Company's consolidated results of operations and cash flows for the three months ended March 31, 1997 and 1996 have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996 and notes thereto included in the Company's Registration Statement on Form S-1 (No. 333-22359) filed with the Securities and Exchange Commission. The results of operations and the cash flows for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.



2.        Inventory

       Inventory consists of the following components (000's):

                                                     December 31,  March 31,
                                                       1996            1997

  Raw materials.................................     $   101           125
  Finished goods................................       1,210         1,457
                                                     -------        ------
                                                       1,311         1,582
         Less reserves.........................         (280)         (356)
                                                     --------       ------
                                                     $ 1,031         1,226
                                                     ========       =======

3. Initial Public Offering and Related Transactions; Pro Forma Balance Sheet

     During the second quarter of 1997, the Company consummated its initial public offering of Common Stock (the "IPO"). A total of 2,300,000 shares of Common Stock (including 300,000 shares issued upon exercise of the Underwriters' over - allotment option) were issued pursuant to the IPO. In connection with the IPO, all of the Company's outstanding shares of Series A Preferred Stock were automatically converted into a total of 1,052,638 shares of Common Stock and an additional 245,065 shares of Common Stock were issued upon the exercise of all outstanding warrants. Net proceeds from the IPO and the exercise of warrants were approximately $22.0 million.

     The unaudited pro forma balance sheet as of March 31, 1997 presented herein reflects the above-mentioned conversion of the Company's preferred stock and exercise of warrants, and common stock issued pursuant to the IPO.

     Pro forma net loss per share is computed using the weighted average number of common shares outstanding giving effect to certain adjustments described below. Common equivalent shares from stock options are excluded from the computation of pro forma net loss per share as their effect is anti-dilutive, except that, pursuant to Securities and Exchange Commission (SEC) Staff
Accounting Bulletins and SEC staff policy, common stock and common stock equivalent shares issued at prices below the initial public offering price during the preceding twelve months of the offering have been included in the computation as if they were outstanding for all periods presented (using the treasury stock method and the offering price).

     Pursuant to SEC staff policy, the calculation of shares used in computing pro forma net loss per share also includes the weighted average number of common equivalent shares of Series A Preferred Stock and warrants that automatically converted into shares of common stock upon completion of the IPO (using the if-converted method) from their respective original dates of issuance.

     The weighted average shares used to compute the pro forma net loss per share at March 31, 1977 includes the effect of the 2.3 million shares issued in the Company's IPO as if outstanding as of the beginning of the three months ended March 31, 1997.


4. Subsequent Events

New Facilities

     On May 17, 1997, the Company relocated its headquarters facility from Malvern, PA to a new location in Blue Bell, PA. The new leased space, representing approximately 7,300 square feet, has been leased for a period of five years, with an option to extend the lease for an additional five years. The initial annual rent on this space will be approximately $120,000, representing an approximate $90,000 increase over the previous annual rent on the Malvern facility.

Spin-Off

     Two of the Company's shareholders and the Company were each one third equity owners in a business organized to engage in developing, manufacturing and selling polymer-based advanced drug delivery systems (the "Business"). The Company's Board of Directors concluded that in light of the substantial expenditures that would be required in order to bring any of the Business' products to market, it was in the best interests of the Company and its shareholders for the Company to forego its development of the Business and to spin-off the Business. The Company has distributed its interest in the Business to shareholders of record of the Company as of April 29, 1997, a date prior to consummation of the Company's initial public offering.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

     Statements regarding future performance in this Quarterly Report on Form 10-Q constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors, including those set forth under the caption "Risk Factors" herein.

     The Company was founded in 1984 to develop certain resorbable polymer implants for orthopaedic uses. The Company has incurred substantial operating losses since its inception and, at March 31, 1997, had an accumulated deficit of approximately $7.5 million. Such losses have resulted principally from expenses associated with the development, patenting and clinical testing of the Company's Self-Reinforcing technologies and resorbable implant designs, preparation of submissions to the U.S. Food and Drug Administration (the "FDA") and foreign regulatory agencies, the development of sales, marketing and distribution channels, the write-off of acquired in-process research and development, and the development of its manufacturing capabilities. Although the Company's revenues grew significantly in 1996 and in the first quarter of 1997, no assurance can be given that this trend will continue or that revenues of any magnitude will exceed expenses incurred in anticipation of future growth. Accordingly, the Company may incur significant operating losses in the future as it continues its product development efforts, expands its marketing, sales and distribution activities and scales up its manufacturing capabilities. There can be no assurance that the Company will be able to continue to successfully commercialize its products or that continued profitability will be achieved.

     The Company first introduced its polyglycolic acid ("PGA") polymer pins in 1984 and its PGA screws in 1986. In 1987, the Company introduced its first poly-l-lactic acid ("PLLA") polymer products, PLLA pins. PLLA screws were introduced in 1989. Since the introduction of these products, the Company has expanded its PGA and PLLA pin and screw product lines to address additional clinical indications. The Company's PGA membrane product was introduced in 1992, and, in 1995, the Company launched its Meniscus Arrow, PLLA tacks, and PGA and PLLA urology stents. Prior to 1996, the Company derived substantially all of its revenue from sales of its PLLA and PGA screws and pins. A substantial portion of the Company's revenues and revenue growth in the second half of 1996 and the first quarter of 1997 resulted from U.S. sales of the Meniscus Arrow, which received FDA clearance in March 1996. To date, all products sold by the Company have been launched first in international markets. During the three months ended March 31, 1997 and 1996, international product sales represented 13%, and 92%, respectively, of the Company's total product sales.

     The Company typically sells implant grade, stainless steel surgical instruments for use with each of its Self-Reinforced, resorbable products. The margins for these instruments are typically lower than the margins applicable to the Company's implant products. However, since orthopaedic companies operating in the U.S. have traditionally loaned rather than sold instruments to their customers, the Company anticipates that in the future, it will be necessary for the Company to provide an increasing proportion of its instrumentation in the U.S. on a loan basis. Similar practices are not common in international markets. For financial statement purposes, revenues from the sale of instrumentation systems are included within products sales and costs associated with the Company's procurement of such systems are included within cost of goods sold. The Company's instrumentation systems are reusable. Accordingly, sales and loans of such systems are likely to be most pronounced in periods shortly after product launches and likely to be less prevalent as penetration of the market increases over the long term. Thus, the negative impact on the Company' gross profit margins associated with sales and loans of a particular instrument system is expected to decrease after a substantial market penetration has been achieved. Similarly, such impact is likely to lessen to the extent that sales and loans of instrument systems decrease as a percentage of total product sales. However, no assurance can be given as to the extent to which instrumentation sales will depress the Company's gross profit margins in the future.

     The Company sells its products through managed networks of independent sales agents, distributors and dealers. In the U.S., the Company handles all shipping and invoicing functions directly and pays commissions to its sales
agents.   Outside  the  U.S.,  the  Company  sells  its  products   directly  to
distributors  and  dealers  at  discounts  that vary by  product  and by market.
Accordingly, the Company's U.S. sales result in higher gross margins than international sales. The Company anticipates that during the next few years, the relative percentage of its U.S. products sales to total product sales is likely to continue to increase. Since the Company pays commissions on sales made through its U.S. network, an increased percentage of U.S. sales in the future will likely result in an increase in the percentage of selling, general and administrative expenses to total sales. This increase will be partially offset by the higher gross margins received on products sold in the U.S.

     Outside of the orthopaedic market, the Company may seek to establish licensing or distribution agreements with strategic partners to develop certain products and to market and distribute products that the Company elects not to distribute through its managed networks of independent sales agents, distributors and dealers. The Company has licensed its membrane patent for use in dental and two other applications in Europe to Ethicon GmbH, a subsidiary of Johnson & Johnson. Ethicon GmbH has agreed to pay royalties to the Company upon the initiation of commercial sales of its membrane products, which are targeted for commercial release commencing in the second quarter of 1997. Revenues from the Company's sales of such products have not been material. Accordingly, no assurance can be given that royalty payments from Ethicon GmbH, when and if they commence, will be material. Furthermore, no assurance can be given that the

Company will be able to enter into other license arrangements regarding other products on satisfactory terms.

     The Company has entered into agreements pursuant to which the Company is obligated to pay royalties based on net sales of certain of the Company's products, including the Meniscus Arrow. To the extent that sales of the Meniscus Arrow products and other licensed products increase in future periods, the Company's license obligations are expected to increase.

     The Company has benefited from the research and development activities of Dr. Pertti Tormala, the founder of the Company, at the Technical University in Tampere, Finland. Dr. Tormala is currently an Academy Professor at the Technical University and is permitted by the University to devote his efforts to developing products for the Company. Dr. Tormala utilizes a group of senior researchers, graduate students and faculty at the Technical University to perform research and development projects involving resorbable polymers and other topics relating to the Company's technology and manufacturing processes. This arrangement, permitted in Finland as a means of encouraging the commercialization of technological development, has resulted in substantial cost savings to the Company while greatly expanding its product development efforts. The Company has hired certain senior researchers from the University program and anticipates that, in the future, more of its product development work will be performed and funded directly by the Company, thereby increasing the Company's research and development expenses.

     The Company currently manufactures its implant products solely at its Tampere, Finland plant. The Company intends to establish a manufacturing capability in the U.S. The Company plans to establish this capability either by equipping and operating a leased facility or contracting with a third party to provide a manufacturing capability to the Company. The Company believes that on an interim basis, contract manufacturing may enable the Company to save certain staffing costs and enable senior management to focus on other aspects of its business. However, if the Company arranges for a third party to provide contract manufacturing in the U.S., fees payable to such manufacturer may exceed any savings in staffing costs and result in higher costs of goods sold and lower gross profit. Ultimately, in operating a U.S. facility, the Company will incur certain duplicative manufacturing costs which could result in higher costs of goods sold and lower gross profit margins.

     While the Company's operating losses have resulted in net operating loss carryforwards of approximately $2.0 million for income tax reporting purposes, the extent to which such carryforwards are available to offset future U.S. and Finnish taxable income is significantly limited as a result of various ownership changes that have occurred in recent years. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of the U.S. portion of these carryforwards for federal income tax purposes. Furthermore, income earned by a foreign subsidiary may not be offset against operating losses of Bionx Implants,  Inc. or its U.S. subsidiaries. As a result,
the  Company  may  incur  tax  obligations   during  periods when it reflects a
consolidated net operating loss. The statutory tax rates applicable to the Company and its foreign subsidiaries vary substantially, presently ranging from approximately 40% in the U.S. to 28% in Finland. Tax rates have fluctuated in the past and may do so in the future.

     The Company's results of operations have fluctuated in the past on an annual and quarterly basis and may fluctuate significantly from period to period in the future, depending on many factors, many of which are outside of the Company's control. Such factors include the timing of government approvals, the medical community's acceptance of the Company's products, the success of competitive products, the ability of the Company to enter into strategic alliances with corporate partners, expenses associated with patent matters, the results of regulatory inspections and the timing of expenses related to product launches.

     Product sales trends will depend upon many factors, including demand and market acceptance for the Company's existing and future products, the timing of regulatory approvals, the timing and results of clinical trials, the timing of the introduction of new products by the Company and by competing companies, and the Company's ability to attract and retain highly qualified technical, sales and marketing personnel. Accordingly, there can be no assurance that future product sales will not vary significantly from quarter to quarter.

Results of Operations

     Product Sales. The Company's product sales increased by 383% from approximately $666,000 during the first three months of 1996 to $3.2 million during the first three months of 1997. The increase primarily resulted from the U.S. introduction of the Company's Meniscus Arrow products in the second quarter of 1996; revenues from the sale of Meniscus Arrow products were approximately $99,000 during the first three months of 1996 (generated solely from international sales), as compared with $2.3 million during the first three months of 1997. In addition, the 1997 product sales increase reflects increased utilization of the Company's managed network of independent sales agents in the U.S. and increased sales of the Company's existing products in international markets. Revenues generated from the sale of instrumentation systems and related loaner fees represented 22% of product sales during the first three months of 1996 as compared with 4% during the first three months of 1997, decreasing from $145,000 to $143,000.

     License and grant revenues. License and grant revenues totaled $50,000 during the first three months of 1996. The Company generated no such license or grant revenues during the first three months of 1997. Royalty payments by Ethicon GmbH based upon actual sales are expected to commence in the second quarter of 1997, although no assurances can be given with respect to the timing or amount of such payments. Upon the commencement of such sales by Ethicon GmbH, the Company will be required to cease its dental membrane sales in Europe, which historically have not been significant.

     Gross profit; gross margin. The Company's gross profit increased from $258,000 during the first three months of 1996 to $2.4 million during the first three months of 1997. The increase in the Company's gross profit primarily reflected the increased sales of Meniscus Arrow products after their introduction in the U.S. in the second quarter of 1996. Overall, the Company's gross profit margin increased from 36% during the first three months of 1996 to 75% during the first three months of 1997. The increase in gross margin in 1997 is attributable to several factors, including an increase in sales of the higher margin Meniscus Arrow product, an increase in the percentage of revenues generated in the U.S., a decrease in the percentage of revenues generated by the lower margin instrument products, and the leveraging of certain fixed manufacturing costs over the Company's expanded revenue base.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 213% from $620,000 during the first three months of 1996 to $1.9 million during the first three months of 1997. Such expenses were 93% of product sales during the first three months of 1996 and 60% of product sales during the first three months of 1997. Selling, general and administrative expenses consist primarily of commissions paid on product sales in the U.S., patent and license related expenses, costs incurred in connection with the regulatory process, expenses associated with supporting the Company's managed networks of independent sales agents, distributors and dealers and, in 1997, amortization of goodwill and patents and depreciation of property and equipment associated with the Company's September 1996 Reorganization (such amortization and depreciation amounting to approximately $60,000 and expected to be approximately $255,000 per year through 2017). The increase in the dollar amount of selling, general and administrative expenses was primarily attributable to increased commission payment obligations reflecting the Company's increased product sales in the U.S. and increased expenses associated with establishing and supporting a managed network of independent sales agents in the U.S. The decrease in the percentage relationship of such expenses to product sales reflects the leveraging of certain such expenses over the Company's expanded revenue base.

     Research and development. Research and development expenses increased by 83% from $99,000 during the first three months of 1996 to $181,000 during the first three months of 1997. This increase reflected an increased volume of product development work being performed by the Company and increased staffing levels.

     Interest expense. Interest expense was reduced as a result of the Company's September 1996 private placement of Preferred Stock and warrants, which enabled the Company to repay certain bank debt.

     Income taxes. The provision for income taxes during the first quarter of 1997 reflects the Company's profitable operations during the period, and anticipates partial utilization of certain net operating loss carryforwards.

     Net Income. The Company reported net income of $222,000 or $.02 per share for the first three months of 1997, as compared with a net loss of $489,000 or $.09 per share for the comparable period in 1996. No assurance can be given that the Company will continue to be profitable during future periods.

     Per Share Calculation. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement No. 128"), effective for fiscal years commencing after December, 1997. This Statement replaces the presentation of primary EPS with a presentation of basic EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement of all entities with complex capital structures. Statement 128 also requires a reconciliation of the numerator and denominator of the diluted EPS computation.

     Had Statement 128 been adopted for the first quarter of 1997, basic and diluted EPS would have been computed as follows (in thousands, except per share amounts):


                                            Income        Share        Per Share
                                          (Numerator)  (Denominator)     Amount

Basic EPS                               $    222          8,671            $0.03

Incremental shares from assumed
exercise of dilutive options
and warrants                                  -             561             -
                                         ----------   -----------       --------
Diluted EPS                                  222          9,232             0.02

Liquidity and Capital Resources


     Historically, the Company has relied upon bank loans (guaranteed in certain instances by the Company's principal stockholders), capital contributions by its principal stockholders and government grants to fund its operations. In
September 1996, the Company completed a private placement of preferred stock (all of which was converted into Common Stock upon consummation of the Company's initial public offering in April 1997) and warrants (all of which were exercised during April 1997) in which it received net proceeds of approximately $4.9 million. These net proceeds were used to repay bank debt, to pay down trade debt, to fund manufacturing and product development efforts and for other working capital purposes. During April 1997, the Company consummated its initial public offering. In May 1997, the Underwriters exercised in full their over-allotment option granted in connection with the initial public offering. Net proceeds from the initial public offering (including the exercise of the over-allotment option) and the exercise of warrants during April 1997 are estimated to be approximately $22.0 million. In addition, the Company recently made arrangements for a $2 million credit line, secured by the personal property of Bionx Implants, Inc. and its Biostent, Inc. subsidiary.

Amounts to be advanced thereunder are subject to the lender's discretion and are limited to specific percentages of certain domestic receivables and inventory. To date, no amounts have been borrowed pursuant to this facility.

     At March 31, 1997 and December 31, 1996, cash and cash equivalents totaled $1.3 million and $1.6 million, respectively. The decrease in cash and cash equivalents of approximately $300,000 has been used primarily to purchase production equipment associated with the Company's manufacturing facility in Finland and for working capital purposes.

     As of March 31, 1997, the Company had working capital of $2.2 million. At that date, the Company had outstanding approximately $856,000 of long-term debt (including the current portion of such indebtedness); the Company expects to repay a portion of such long-term debt out of the proceeds of its initial public offering.

     The Company believes that existing capital resources from its initial public offering, its September 1996 private placement and its $2.0 million credit line, together with cash flow from operations (if, and to the extent, generated), will be sufficient to fund its operations through 1998. However, the Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of its efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of its products. The Company's operations did not produce positive cash flows during 1994, 1995 and 1996. To the extent that funds generated from the Company's operations, together with its existing capital resources (including such credit facility), and the net interest earned thereon, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. The terms of any equity financings may be dilutive to stockholders and the terms of any debt financings may contain restrictive covenants which limit the Company's ability to pursue certain courses of action. Principal stockholders of the Company who previously provided funding to the Company and provided guarantees to sources of credit have indicated that they do not intend to continue furnishing such assistance. The Company does not have any committed sources of additional financing beyond that described above, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the

Company's business, financial condition and results of operations could be materially and adversely affected.

Risk Factors

     Statements regarding future performance in this Quarterly Report on Form 10-Q constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors, including those set forth below:

     History of Operating Losses; Accumulated Deficit; Uncertainty of Future Profitability; Fluctuating Results of Operations. The Company has incurred substantial operating losses since its inception and, at March 31, 1997, had an accumulated deficit of approximately $7.5 million. Such losses have resulted principally from expenses associated with the development, patenting and clinical testing of the Company's Self-Reinforcing technologies and resorbable implant designs, preparation of submissions to the FDA and foreign regulatory bodies, the development of sales, marketing and distribution channels, the write-off of acquired in-process research and development and the development of manufacturing capabilities. Although the Company's revenues have grown significantly during 1996 and the first three months of 1997, no assurance can be given that this trend will continue or that revenues of any magnitude will exceed expenses incurred in anticipation of future revenue growth. Accordingly, the Company may incur significant operating losses in the future as the Company continues its product development efforts, expands its marketing, sales and distribution activities and scales up its manufacturing capabilities. There can be no assurance that the Company will be able to continue to successfully commercialize its products or that consistent profitability will be achieved. The Company's results of operations have fluctuated in the past on an annual and quarterly basis and may fluctuate significantly from period to period in the future, depending upon a number of factors, many of which are outside of the Company's control. Such factors include the timing of government approvals, the medical community's acceptance of the Company's products the success of competitive products, the ability of the Company to enter into strategic alliances with corporate partners, expenses associated with patent matters, and the timing of expenses related to product launches. Due to one or more of these factors, in one or more future quarters, the Company's results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of the Company's Common Stock could be materially and adversely affected.

     Uncertainty of Market Acceptance. The Company's success will depend in part upon the acceptance of the Company's Self-Reinforced resorbable implants by the medical community, including health care providers, such as hospitals and physicians, and third-party payors. Such acceptance may depend upon the extent to which the medical community perceives the Company's products as a safe, reliable and cost-effective alternative to non-resorbable products, which are widely accepted, have a long history of use and are generally sold at prices lower than the prices of the Company's products. Such acceptance may also depend upon the extent to which the medical community believes that the Company's Self-Reinforced, resorbable implants have overcome the strength and composition difficulties experienced with first generation resorbable implants. Ultimately, for the Company's products to gain wide market acceptance, it will also be necessary for the Company to convince surgeons that the benefits associated with the Company's products justify the modification of standard surgical techniques in order to use the Company's implants safely and effectively. There can be no assurance that the Company's products will achieve market acceptance on a timely basis, or at all. Failure of some or all of the Company's products to achieve significant market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations.

     Uncertainties Relating to Licenses, Trade Secrets, Patents and Proprietary Rights. The Company believes that its success is dependent in part upon its ability to preserve its trade secrets, obtain and maintain patent protection for its technologies, products and processes, and operate without infringing the proprietary rights of other parties. As a result of the substantial length of time and expense associated with developing and commercializing new medical devices, the medical device industry places considerable importance on obtaining and maintaining trade secret and patent protection for new technologies, products and processes.

     The Company's patent strategy has been to seek patent protection for the technologies that produce the Company's Self-Reinforced resorbable polymer products and, in certain instances, for the products themselves. The Company owns or has licenses to patents issued in the U.S. and in various foreign countries and has patent applications pending at the U.S. PTO and in the patent offices of various foreign countries. Provided that all requisite maintenance fees are paid, the Company's four principal U.S. patents (two of which are owned by the Company and two of which are licensed to the Company on an exclusive basis) will expire between 2004 and 2008. The two principal U.S. patents owned by the Company relate to the Company's Self-Reinforced resorbable polymer products, the Company's sintering process, and resorbable polymer products produced from the Company's controlled drawing process. The Company also has pending two principal U.S. patent applications that relate to the Company's resorbable stent technology. The Company's other patents and patent applications relate to various uses for Self-Reinforced resorbable polymers, either alone or in combination with other resorbable polymers or biocompatible materials, and generally involve specific applications or improvements of the technologies disclosed in the Company's principal patents and patent applications. The Japanese counterpart to one of the two principal patents owned by the Company is currently the subject of opposition proceedings. A European counterpart to one of the Company's two principal patents has been revoked by the European Patent Office for lack of novelty based on an earlier publication. The Company has filed an appeal of the European Patent Office's revocation decision. The
Japanese patent application is being challenged on lack of novelty and inventiveness grounds on the basis of disclosures made in patent and other publications. The Company is vigorously defending its European and Japanese patent positions in these proceedings. No assurance can be given as to whether such appeal in Europe will be successful or as to the outcome of the pending opposition proceeding. In order to clarify and confirm its U.S. patent position, the Company has requested reexamination by the U.S. PTO of the two principal U.S. patents owned by the Company. No assurance can be given as to whether the issues raised in the reexamination proceedings will be resolved in the Company's favor. The reexamination process is expected to take up to twelve months or longer. Such reexamination could result in some or all of the patent claims set forth in these two U.S. patents being altered to provide narrower coverage or determined to be unpatentable. No assurance can be given as to the outcome of the reexamination process. Narrowing of the coverage or a holding of unpatentability in relation to one or both of these two principal U.S. patents may significantly ease entry to the U.S. market for the products of the Company's competitors and could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company also relies upon trade secret protection for certain unpatented aspects of its proprietary technology, including its Self-Reinforcing technology. Although the Company has taken steps to protect its trade secrets and know-how, through the use of confidentiality agreements with its employees and certain of its business partners and suppliers, there can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, that others will not independently develop or otherwise acquire substantially equivalent proprietary technology, information or techniques, that others will not otherwise gain access to or disclose the Company's proprietary technologies or that any particular proprietary technology will be regarded as a trade secret under applicable law. There can also be no assurance that the steps taken by the Company will prevent misappropriation of its trade secrets. As a result of the reliance that the Company places on its trade secrets, loss of the Company's trade secret protection in this area would have a material adverse effect on the Company's business, financial condition and results of operations.

     Additionally, the Company is licensed under two principal U.S. patents. Pursuant to this license agreement, the Company has the exclusive right in the U.S. to manufacture, use and sell certain devices for fixation of meniscus lesions. This license agreement, which requires the Company to pay periodic royalties, has a term expiring in 2006, unless terminated earlier by the licensor for breach by the Company. There can be no assurance that these patents licensed to the Company are valid and enforceable, and, if enforceable, that they cannot be circumvented or avoided by competitors.

     There can be no assurance that patent applications to which the Company holds rights will result in the issuance of patents, that any patents issued or licensed to the Company will not be challenged and held to be invalid or narrow in scope, or that the Company's present or future patents will provide significant coverage for or protection to the Company's present or future technologies, products or processes. Since patent applications are secret until patents are issued in the U.S., or corresponding applications are published in foreign countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first to make its inventions, or that it was the first to file patent applications for such inventions.

     In the event that a third party has also filed a patent application relating to an invention claimed in a Company patent application, the Company may be required to participate in an interference proceeding declared by the U.S. PTO to determine priority of invention, which could result in substantial uncertainties and cost for the Company, even if the eventual outcome is favorable to the Company. In addition, there can be no assurance that others will not obtain access to the Company's know-how or that others will not be, or have not been, issued patents that may prevent the sale of one or more of the Company's products or the practice of one or more of the Company's processes, or require licensing and the payment of significant fees or royalties by the Company to third parties in order to enable the Company to conduct its business. There can be no assurance that the Company would be able to obtain a license on terms acceptable to the Company or that the Company would be able to successfully redesign its products or processes to avoid such patents. In either such case, such inability could have a material adverse effect on the Company's business, financial condition and results of operations.

     Legal standards relating to the scope of claims and the validity of patents in the medical device field are still evolving, and no assurance can be given as to the degree of protection any patents issued to or licensed to the Company would provide. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain competitive advantage. The Company has initiated an opposition in the European Patent Office challenging the grant of a third party's European patent relating to a drawing process for manufacturing resorbable polymer products. Subsequently, another company has instituted its own opposition against that patent. No assurance can be given that these oppositions will result in either the revocation of that patent or the narrowing of its claims. If neither opposition is successful, then no assurance can be given that the third party will not assert that its European patent is infringed by sales of one or more of the Company's products or by the practice of one or more of the Company's processes in any of the eight countries identified in the European patent. Moreover, there can be no assurance that the Company will not be subject to claims that one or more of its products or processes infringe other patents or violate the proprietary rights of third parties. Defense and prosecution of patent claims can be expensive and time consuming, regardless of whether the outcome is favorable to the Company, and can result in the diversion of substantial financial, management and other resources from the Company's other activities. An adverse outcome could subject the Company to significant liability to third parties, require the Company to obtain licenses from third parties, or require the Company to cease any related product development activities or product sales. In addition, the laws of certain countries may not protect the Company's patent rights, trade secrets, inventions, products or processes to the same extent as in the U.S.

     The Company has certain trademark registrations and pending trademark applications in the U.S. and in various countries. The Company's U.S. and foreign trademark registrations have 5-20 year terms and are renewable for additional terms for as long as the Company uses the registered trademark in the manner recited in the registration and makes the appropriate filings to maintain and renew registrations. There can be no assurance that any particular registration, or the mark that is the subject of that registration, will not be held to be invalid, narrow in scope or not owned exclusively by the Company. In the past, the Company has agreed with third-parties that it will not use certain trademarks in connection with certain devices. There can be no assurance that the Company will not enter into other arrangements to avoid or terminate infringement, opposition, cancellation or other proceedings, or to induce third-parties to give up or limit the use of their trademarks, trade names or other designations.

     Uncertainties Relating to Product Development. Product development involves a high degree of risk. There can be assurance that the Company's products under development will prove to be safe and effective, will receive the necessary regulatory approvals or will ultimately be commercially successful. These products will require substantial additional investment, laboratory development, clinical testing and regulatory approvals prior to their commercialization. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products. The Company's inability to successfully develop and introduce products under development on a timely basis or at all, or achieve market acceptance of such products, could have a material adverse effect on the Company's business, financial condition and results of operations.

     FDA Submission Dates Subject to Change. Regulatory submissions can be delayed, or plans to submit proposed products can be canceled, for a number of reasons, including the receipt of unanticipated preclinical or clinical study reports, a determination by the FDA that PMA approval (as described herein) rather than 501(k) clearance (as described herein) is required with respect to a particular submission, changes in regulations, adoption of new, or unanticipated enforcement of existing, regulations, technological developments and competitive developments. Accordingly, no assurances can be given that the Company's anticipated regulatory submissions will be made on their target dates, or at all. Delays in such submissions could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Key Personnel and Relationship with the Technical University at Tampere. The Company's ability to operate successfully depends in significant part upon the continued service of certain key scientific, technical, managerial and finance personnel, and its continuing ability to attract and retain additional highly qualified scientific, technical, managerial and finance personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain existing personnel and to attract or retain additional highly qualified employees in the future. At present, the Company does not maintain key man life insurance on any of its employees and only has employment agreements with two of it employees. The loss of key personnel and the inability to hire and retain qualified personnel in key positions could have a material adverse effect on the Company's business, financial condition and results of operations.

     Government Regulation. The Company's products are subject to extensive regulation by the FDA and certain foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder (the "FDC Act"), the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

     The Company is prohibited from marketing new devices in the U.S. until it obtains clearance from the FDA under the premarket notification provisions of
Section 510(k) of the FDC Act ("Section 510(k)") or approval of a Premarket Approval Application ("PMA") from the FDA. A 510(k) submission generally requires  supporting  data,  which may  include  clinical  data.  The process of obtaining PMA approval is much more costly, lengthy and uncertain. A PMA application requires extensive clinical data and other supporting information. When clinical data is required for either a 510(k) submission or a PMA application, the process of compiling the data can be expensive and time-consuming, and there can be no assurance that any clinical study proposed by the Company will be permitted by the FDA, will be completed, or, if completed, will provide data and information that will support clearance or approval. The Company believes that it usually takes from four to twelve months from submission to obtain 510(k) clearance, although it can take longer, and that the FDA's review of a PMA application after it is accepted for filing can last from one to three years, or even longer. In all cases, there can be no assurance that 510(k) clearance or PMA approval will ever be obtained. Moreover, regulatory clearances or approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed.

     To date, all of the Company's products sold in the U.S. have received 510(k) clearance. However, the FDA recently advised the Company that its urology stent will require PMA approval. There can be no assurance that the FDA will not determine that other products currently in development by the Company or future products must also undergo the more costly, lengthy and uncertain PMA approval process.

     Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. The Company's PGA pins have received 510(k) clearance for the general intended use of "maintenance of alignment of small fragments of fractured non-load bearing bones in the presence of appropriate immobilization." The Company has promoted this product for numerous specific indications within the general framework of the language quoted above. Although the Company believes that these specific indications are covered by the 510(k) clearance already received for its PGA pins, there can be no assurance that the FDA would not consider promotion of this product for the specific indications to be a change to the intended use of the device requiring a new 510(k) submission.

     Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA. Changes in existing requirements or adoption of new requirements could adversely affect the ability of the Company to be in regulatory compliance. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws or regulations will not have a material adverse effect upon the Company's business, financial condition and results of operations.

     The FDC Act requires devices to be manufactured in accordance with good manufacturing practices ("GMPs") which impose certain procedural and documentation requirements upon the Company with respect to manufacturing, quality assurance and other matters. Enforcement of GMP regulations has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly scrutinized. The FDA has recently finalized changes to the GMP regulations, including design controls, which will likely increase the cost of compliance with GMP requirements.

     In October 1994, the Company's facility in Finland was inspected by the FDA. The inspector made several observations related to GMP's, which resulted in a Warning Letter being issued to the Company on February 23, 1995. The Company then began an exchange of correspondence with the FDA, which concluded with an October 10, 1995 letter from the FDA stating, among other things, that the Company's responses to the Warning Letter were "adequate" and that during the next inspection, the FDA would "verify that the corrections have been implemented." During April 14 through 17, 1997, the Company was inspected by the FDA and received four observations related to GMP's, including one that was deemed a recurring observation from the 1994 inspection. The Company responded to the FDA in writing on April 17, 1997. In its response, the Company acknowledged the observations and indicated that three had been corrected (including the recurring observation) and that the correction for the fourth was underway. No assurance can be given that the FDA will determine that the Company's responses are satisfactory.

     In addition, international regulatory bodies often establish regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. As a result of the Company's sales in Europe, the Company is required to receive a "CE" marking certification, an international symbol of quality and compliance with the applicable European medical device directive. In January 1997, the Company received an EC Design Examination and an EC Quality System Certificate from a European Notified Body, which entitles the Company to affix a CE marking on all of its currently marketed orthopaedic, dental and maxillo-facial products. Submission of the required design dossier for the Company's stent products is scheduled for late 1997. Failure to obtain CE marking for the Company's stent products by June 14, 1998 would prohibit the Company from selling such products in the European Economic Area unless and until compliance is achieved. There can be no assurance that the Company will be able to achieve and/or maintain compliance required for CE marking for any or all of its products or that it will be able to produce its products in a timely and profitable manner while complying with applicable requirements.

     The Company is also subject to numerous environmental and safety laws and regulations, including those governing use of hazardous materials. Any violation of, and the cost of compliance with, these regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

     Competition. The medical device industry is subject to intense competition in the U.S. and abroad. The Company's products compete against metal implants and other resorbable products for orthopaedic surgery, urology, dentistry and maxillo-facial surgery applications. Potential competitors may be able to develop technologies that are as effective as, or more effective or easier to use than, those offered by the Company, which could render the Company's products noncompetitive or obsolete. Moreover, many of the Company's existing and potential competitors have substantially greater financial, marketing, sales, distribution and technological resources than the Company. Such existing and potential competitors may be in the process of seeking FDA approval for their respective products or may possess substantial advantages over the Company in terms of research and development expertise, experience in conducting clinical trials, experience in regulatory matters, manufacturing efficiency, name recognition, sales and marketing expertise or distribution channels. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence Upon Independent Sales Agents, Distributors and Dealers. The Company markets and sells its products through managed networks of independent sales agents in the U.S. and independent distributors and dealers in foreign countries. As a result, a substantial portion of the Company's revenues are dependent upon the sales efforts of such sales agents, distributors and dealers. The Company may also rely on its distributors to assist it in obtaining reimbursement and regulatory approvals in certain international markets. There can be no assurance that the Company's sales agents, distributors and dealers, certain of which operate relatively small businesses, have the financial stability to assure their continuing presence in their markets. The inability of a sales agent, distributor or dealer to perform its obligations, or the cessation of business by a sales agent, distributor or dealer, could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to engage or retain qualified sales agents, distributors or dealers in each territory targeted by the Company. The failure to engage such entities in such territories would have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks Relating to International Operations. Approximately 32% of the Company's sales during the year ended December 31, 1996 and 13% of sales in the first three months of 1997 were generated in international markets. A number of risks are inherent in international operations. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates. The international nature of the Company's business subjects it and its representatives, agents and distributors to the laws and regulations of the foreign jurisdictions in which they operate, and in which the Company's products are sold. The regulation of medical devices in a number of such jurisdictions, particularly in the European Union, continues to develop and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business, financial condition and results of operations.

     Product Liability Risks; Limited Insurance Coverage. The Company's business is subject to product liability risks in the testing, manufacturing and marketing of its products. There can be no assurance that product liability claims will not be asserted against the Company, its strategic partners or its licensees. While the Company maintains product liability insurance, there can be no assurance that this coverage will be adequate to protect the Company against future product liability claims. In addition, product liability insurance is expensive and there can be no assurance that, in the future, product liability insurance will be available to the Company on terms satisfactory to the Company, if at all. A successful product liability claim or series of claims brought against the Company in excess of its coverage could have a material adverse effect on the Company's business, financial condition and results of operations.

     No Assurance of Ability to Manage Growth. The Company's experienced substantial growth in product sales during the second half of 1996 and the first quarter of 1997. Although there can be no assurance that such growth can be sustained, products in development may potentially lead to further growth. There can be no assurance that the Company will be able to (i) develop the necessary manufacturing capability, (ii) manage an expanded sales and marketing network,
(iii) attract, retain and integrate the required key personnel, or (iv) implement the financial, accounting and management systems to meet growing demand for its products should it occur. Failure of the Company to successfully manage its growth could have a material adverse effect on the Company's business, financial condition and results of operations.

     Uncertainties Regarding Manufacturing. The Company currently manufactures its implant products solely in Finland. The Company intends to develop a manufacturing capability in the U.S. in order to increase its manufacturing capacity for its existing and new implant products. The Company anticipates that it will establish this capability either by (i) equipping and operating a leased facility in the eastern U.S. or (ii) contracting with a third party to provide a manufacturing capability to the Company. The Company presently is exploring both of these alternatives. If the Company pursues contract manufacturing, it will solicit bids from reliable medical device manufacturers, including a subsidiary of Vital Signs, Inc. ("Vital Signs"). Certain of the directors and principal stockholders of the Company are directors, officers and stockholders of Vital Signs. If the Company uses a contract manufacturer, the Company would equip the manufacturer's facility, with the objective of ultimately transitioning to a neighboring Company-owned or Company-leased facility. There can be no assurance that the Company will be able to enter into a contract manufacturing agreement or otherwise secure the use of suitable facilities in the U.S. on commercially reasonable terms, or at all. Furthermore, regardless of the alternative selected, the integration of the Company's existing operations with the U.S. facility may result in inefficiencies and delays, especially as a result of the technical requirements necessary to produce products in accordance with the Company's specifications. There can be no assurance that the Company will not encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. In addition, the U.S. facility will be subject to GMP regulations, international quality control standards and other regulatory requirements. Difficulties encountered by the Company in manufacturing scale-up, or the failure by the Company to establish and maintain the U.S. facility in accordance with such regulations, standards or other regulatory requirements, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has experienced occasional periods of delay in filling product orders due to increases in demand beyond forecasted levels. The Company is currently upgrading its production machinery and processes to address this increased demand. No assurance can be given that the integration of these machines into the production process will occur within the scheduled time frame or will not result in difficulties in scale-up that could lead to further delays in filling orders in the future. Difficulties experienced in integrating such machinery on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

     Limited Sources of Supply; Lack of Contractual Arrangements. The raw materials for the Company's PLLA products are currently available to the Company from three qualified sources, while the Company's PGA raw materials are available from two qualified sources. The Company's raw materials have been used in products cleared by the FDA and the Company's suppliers maintain Device Master Files at the FDA that contain basic toxicology and manufacturing information. The Company does not have long-term supply contracts with any of its suppliers, although it is currently negotiating a supply agreement with its principal PLLA supplier. In the event that the Company is unable to obtain sufficient quantities of raw materials on commercially reasonable terms, or in a timely manner, the Company would not be able to manufacture its products on a timely and cost-competitive basis which, in turn, would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if any of the raw materials for the Company's PGA and PLLA products are no longer available in the marketplace, the Company would be forced to further modify its Self-Reinforcing processes to incorporate alternate raw materials. The incorporation of new raw materials into the Company's existing products would likely require the Company to seek clearance or approval from the FDA. There can be no assurance that such development would be successful or that, if developed by the Company or licensed from third parties, products containing such alternative materials would receive regulatory approvals on a timely basis, or at all.

     Ability to Maintain Third-Party Reimbursement. In the U.S. and other markets, health care providers, such as hospitals and physicians, that purchase medical devices, such as the Company's products, generally rely upon third-party payors, including Medicare, Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedures in which the medical devices are being used. The Company believes that, to date, U.S. health care providers have been reimbursed in full for the cost of procedures which utilize the Company's products. However, there can be no assurance that third-party reimbursement for such procedures will be consistently available for the Company's products or that such third-party reimbursement will be adequate.
There is significant uncertainty concerning third-party reimbursement for procedures which utilize any medical device incorporating new technology. Reimbursement by a third-party payor may depend on a number of factors, including the payor's determination that the use of the Company's products is clinically useful and cost-effective, medically necessary and not experimental or investigational. Since reimbursement approval is required from each payor individually, seeking such approvals can be a time consuming and costly process which, in the future, could require the Company to provide supporting scientific, clinical and cost-effectiveness data for the use of the Company's products to each payor separately. Federal and state governmental agencies are increasingly considering limiting health care expenditures. For example, the United States Congress is currently considering various proposals to significantly reduce Medicaid and Medicare expenditures. Such proposals, if enacted, could have a material adverse effect on the Company's business, financial condition and results of operations. Outside the U.S., the Company relies on distributors to establish reimbursement from third-party payors in their respective territories. Health care reimbursement systems vary from country to country and, accordingly, there can be no assurance that third-party reimbursement available under any one system will be available for procedures utilizing the Company's products under any other reimbursement system. Lack of or inadequate reimbursement by governmental and other third-party payors for procedures utilizing the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

     Uncertainties Relating to Strategic Partners. The Company anticipates that it may be necessary for it to enter into arrangements with corporate partners, licensees or others, in order to efficiently market, sell and distribute certain of its products. Such strategic partners may also be called upon to assist in the support of such products, including support of certain product development functions. As a result, the success of such products may be dependent in part upon the efforts of such third parties. The Company has negotiated one such agreement with Ethicon GmbH, a subsidiary of Johnson & Johnson, pursuant to which Ethicon GmbH has the right to market and sell in Europe certain products, based upon the Company's membrane patent, in dentistry and two other unrelated field of use. There can be no assurance that the Company will be able to negotiate additional acceptable arrangements with strategic partners or that the Company will realize any meaningful revenues pursuant to such arrangements.

     Volatility of Stock Price. The stock markets have experienced price and volume fluctuations that have particularly affected medical technology companies, resulting in changes in the market prices of the stocks of many companies that have not been directly related to the operating performance of these companies. Such broad market fluctuations may materially and adversely affect the market price of the Company's Common Stock. Factors such as variations in the Company's results of operations, comments by securities analysts, underperformance against analysts' estimates, announcements of technological innovations or new products by the Company or its competitors, changing government regulations and developments with respect to FDA or foreign regulatory submissions, the results of regulatory inspections, patents, proprietary rights or litigation may have a material adverse effect on the market price of the Company's Common Stock.

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     On February 24, 1997, holders of a majority of the Company's outstanding Common Stock and a majority of the Company's outstanding Series A Preferred Stock executed written consents authorizing amendments to the Company's Certificate of Incorporation which had the effect of changing the Company's name to "Bionx Implants, Inc." and effecting a one for 1.9 stock split.

     On  March  17,  1997,   the  Company   conducted  its  annual   meeting  of
shareholders. At the meeting, the shareholders:

     (i) elected David W. Anderson and Terry D. Wall as directors for terms expiring in 1998;

     (ii) elected David J. Bershad and Pertti Tormala as directors for terms expiring in 1999;

     (iii) elected Anthony J. Dimun and David H. MacCallum as directors for terms expiring in 2000;

     (iv) approved a Restated Certificate of Incorporation and subsequent Amendment to such Restated Certificate of Incorporation; and

     (v) approved certain amendments to the Company's Stock Option/Stock Issuance Plan.

Copies of the restated Certificate of Incorporation and Stock Option/Stock Issuance Plan reflecting all changes approved by the Company's shareholders were filed as exhibits to the Company's Registration Statement on Form S-1 (No. 333-22359). At the annual meeting of shareholders, a total 5,165,981 shares of Common Stock and a total of 1,520,000 shares of Series A Preferred Stock were voted in favor of the above - mentioned matters. No shares were voted against such matters or were subject to abstentions or broker non - votes with respect to such matters.

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of the Quarterly Report on Form 10-Q

         No. 11.1    Computation of Primary and Fully Diluted Earnings per Share
         No. 27.1    Financial Data Schedule

     (b) There were no Current Reports on Form 8-K filed by the Registrant during the quarter ended March 31, 1997.












                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           BIONX IMPLANTS, INC.




                           By: /s/David W. Anderson
                               _______________________
                               David W. Anderson
                               President and Chief Executive Officer




                           By: /s/Michael J. O'Brien
                               _______________________
                               Michael J. O'Brien
                               Vice President
                               Chief Financial Officer and
                               Chief Accounting Officer

Dated:  June 9, 1997

Exhibit No.

No. 11.1         Computation of Primary and Fully Diluted Earnings per Share

No. 27.1         Financial Data Schedule