Form 10-Q
period 1997-06-30
BIONX IMPLANTS INC
filed 1997-08-14
CIK 1030418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997 or

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


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                                               No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At July 31, 1997, there were 8,916,127 shares of Common Stock, par value $.0019 per share, outstanding.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                       Page

Part I.  Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at December 31, 1996
         and June 30, 1997 (Unaudited)                                   4

         Consolidated Statements of Operations for the Three
         and Six Months Ended June 30, 1996 and 1997 (Unaudited)         5

         Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 1996 and 1997 (Unaudited)                        6

         Notes to Consolidated Financial Statements (Unaudited)          7

Item 2.  Management's Discussion and Analysis of Financial               9
         Condition and Results of Operations

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                               25

Signatures                                                              26

Item 1.  Financial Statements



                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       December 31, 1996 and June 30, 1997
                                 (in thousands)

                                                                              December 31,            June 30,
                                                                                  1996                  1997
                                                                                  ----                  ----

                                                                                                       (Unaudited)

Assets:
Current assets:
     Cash and cash equivalents.........................................         $1,593                22,610
     Inventory, net....................................................          1,031                 1,426
     Trade accounts receivable,  net of allowance of $97 as of December
     31, 1996 and $112 as of June 30, 1997 ............................          1,708                 2,312
     Grants receivable.................................................            123                    91
     Deferred offering costs ..........................................            195                     -
     Prepaid expenses and other current assets.........................            153                    39
                                                                                   ---                    --

Total current assets...................................................          4,803                26,478
Investments............................................................            100                    92
Deposits...............................................................             44                    44
Plant and equipment, net...............................................            483                   823
Goodwill and intangibles...............................................          3,939                 3,819
                                                                                 -----                 -----

Total assets...........................................................         $9,369                31,256
                                                                                 =====                ======

Liabilities and Stockholders' Equity
Current Liabilities:
     Trade accounts payable............................................         $  848                 1,597
     Long-term debt, current portion...................................            223                    58
     Related party.....................................................            163                    78
     Current income tax liability......................................            205                   212
     Accrued and other current liability...............................          1,317                   928
                                                                                 -----                   ---

Total current liabilities..............................................          2,756                 2,873
                                                                                 -----                 -----
Long-term debt.........................................................            590                   148
                                                                                   ---                   ---
Contingencies .........................................................
Series A mandatorily redeemable convertible preferred stock,
     par  value  $0.001  per  share;   2,000,000   shares   authorized,          5,000                     -
     2,000,000 shares issued  and outstanding at December 31, 1996.....          -----                 -----

Stockholders' equity:

     Preferred stock, par value $0.001 per share 8,000,000 authorized and none issued ..............................................
     Common stock, par value $0.0019 per share, 31,600,000 shares authorized and 5,318,424 and 8,916,127 shares issued and
         outstanding  as of  December  31, 1996 and June 30, 1997,
         respectively.................................................              10                    17
     Additional paid-in capital........................................          8,968                35,613
     Accumulated deficit...............................................         (7,686)               (7,010)
     Foreign currency translation adjustment...........................           (269)                 (385)
                                                                                  -----                 -----

Total stockholders' equity.............................................          1,023                28,235
                                                                                 -----                ------

     Total liabilities and stockholders' equity........................        $ 9,369                31,256
                                                                                ======                ======
See accompanying notes to the Consolidated Financial Statements



                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                              Three Months ended June 30,                 Six Months ended June 30,
                                                                      1996       1997                         1996            1997
                                                                      ----       ----                         ----            ----

Revenues:
Product sales                                                     $   730         3,822                      1,396            7,040
License and grant revenues                                             19           108                         69              108
                                                                       --           ---                         --              ---

Total revenues                                                        749         3,930                      1,465            7,148
                                                                      ---         -----                      -----            -----

Cost of goods sold                                                    429           942                        887            1,745
                                                                      ---           ---                        ---            -----

Gross profit                                                          320         2,988                        578            5,403
                                                                      ---         -----                        ---            -----

Selling, general and administrative                                   705         2,333                      1,325            4,273
Research and development                                               97           220                        196              401
                                                                   ------           ---                        ---              ---

Total operating expenses                                              802         2,553                      1,521            4,674
                                                                   ------         -----                      -----            -----
Operating income (loss)                                              (482)          435                       (943)             729
                                                                     -----          ---                       -----             ---

Other income and expense:
  Interest income (expense)                                           (27)          172                        (55)             175
                                                                   -------         ----                        ----             ---

Income (loss) before provision for income taxes                      (509)          607                       (998)             904

Provision for income taxes                                              -           153                          -               228
                                                                   -------         ----                       -----             ---

Net income (loss)                                                $   (509)          454                       (998)             676
                                                                  ========         ====                       =====             ===

Pro forma net income (loss) per share                            $  (0.09)         0.05                      (0.18)            0.07

Weighted average common and
  dilutive equivalent shares outstanding                            5,516         9,232                      5,516            9,232
                                                                    =====         =====                      =====            =====


 See accompanying notes to the Consolidated Financial Statements



                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                                                                                           Six Months ended June 30,
                                                                         -----------------------------------------------------------

                                                                                       1996                           1997
                                                                                       ----                           ----
Cash flows from operating activities:
  Net income (loss)                                                                $  (998)                           676
                                                                                      -----                           ---

Adjustments  to reconcile  net income  (loss) to net cash  provided by (used in)
operating activities:
Depreciation and amortization                                                           60                            203
Change in assets and liabilities:
Increase in inventory                                                                 (105)                          (395)
Increase in accounts receivable                                                       (450)                          (604)
Decrease in grants receivable                                                            -                             32
Decrease in deferred offering costs                                                      -                            195
Decrease in prepaid expense and other current assets                                    29                            114
(Increase) decrease in investments                                                     (59)                             8
Increase in trade accounts payable                                                     298                            749
Decrease in related party                                                                -                            (85)
Increase in current tax liability                                                        -                              7
Increase (decrease) in accrued and other liabilities                                 1,417                           (389)
                                                                                     -----                           -----

                                                                                     1,190                          ( 165)
                                                                                     -----                          ------

Net cash provided by operating activities                                              192                            511
                                                                                       ---                            ---

Cash flows used in investing activities:
  Purchases of plant and equipment                                                     (91)                          (423)
                                                                                       ----                          -----

Net cash used in investing activities                                                  (91)                          (423)
                                                                                       ----                          -----

Cash flow from financing activities:
  Proceeds from initial public offering                                                  -                         24,150
  Exercise of warrants                                                                   -                            552
  Offering costs from initial public offering                                            -                         (3,050)
  Proceeds from issuance of long-term debt                                               -                              -
  Repayment of long-term debt                                                         (129)                          (607)
                                                                                      ----                           -----
Net cash (used in) provided by financing activities                                   (129)                        21,045

Net effects of foreign exchange rate differences                                       (18)                          (116)
                                                                                      -----                        -------
Net (decrease) increase in cash and cash equivalents                                   (46)                        21,017

Cash and cash equivalents at beginning of period                                        51                          1,593
                                                                                     -----                         ------

Cash and cash equivalents at end of period                                         $     5                         22,610
                                                                                     ======                        =======

Supplementary cashflow information:
Cash paid for interest                                                             $    43                             28
Cash paid for taxes                                                                $     1                            221

Non-cash financing activity:
Conversion of series A preferred shares to common shares upon
consummation of the initial public offering                                        $     -                          5,000

See accompanying notes to the Consolidated Financial Statements


                     BIONX IMPLANTS, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.     Basis of Presentation

         The accompanying financial statements have been prepared by Bionx Implants, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 1996 and June 30, 1997, and the Company's consolidated results of operations and cash flows for the three and six months ended June 30, 1996 and 1997 have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996 and notes thereto included in the Company's Registration Statement on Form S-1 (No. 333-22359) filed with the Securities and Exchange Commission. The results of operations and the cash flows for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

2.       Inventory

         Inventory consists of the following components (000's):

                                                  December 31,     June 30,
                                                    1996             1997


Raw materials............................         $   101              232
Finished goods...........................           1,210            1,509
                                                    -----            -----

                                                    1,311            1,741
         Less reserves...................            (280)            (315)
                                                    ------         -------
                                                  $  1,031           1,426
                                                     =====           =====

3.       Initial Public Offering; Pro Forma Net Income (Loss) Per Share


         During the second quarter of 1997, the Company consummated its initial public offering of Common Stock (the "IPO"). A total of 2,300,000 shares of Common Stock (including 300,000 shares issued upon exercise of the Underwriters' over - allotment option) were issued pursuant to the IPO. In connection with the IPO, all of the Company's outstanding shares of Series A Preferred Stock were automatically converted into a total of 1,052,638 shares of Common Stock and an additional 245,065 shares of Common Stock were issued upon the exercise of all outstanding warrants. Net proceeds from the IPO and the exercise of warrants were $21.7 million.

         The unaudited balance sheet as of June 30, 1997 presented herein reflects the above-mentioned conversion of the Company's preferred stock and exercise of warrants, and common stock issued pursuant to the IPO.

         Pro forma net income (loss) per share is computed using the weighted average number of common shares outstanding, giving effect to certain adjustments described below. Common equivalent shares from stock options are excluded from the computation of pro forma net income (loss) per share when their effect is anti-dilutive, except that, pursuant to Securities and Exchange Commission (SEC) Staff Accounting Bulletins and SEC staff policy, common stock and common stock equivalent shares issued at prices below the IPO price during the twelve months preceding the offering have been included in the computation as if they were outstanding for all periods presented (using the treasury stock method and the offering price).

         Pursuant to SEC staff policy, the calculation of shares used in computing pro forma net loss per share for periods prior to the Company's initial public offering also includes the weighted average number of common equivalent shares of Series A Preferred Stock and warrants that automatically converted into shares of common stock upon completion of the IPO (using the if-converted method) from their respective original dates of issuance.

         The weighted average shares used to compute the pro forma net income per share at June 30, 1997 includes the effect of the 2.3 million shares issued in the Company's IPO as if outstanding as of the beginning of 1997.


4.       Long Term Debt

         In April 1997,  the Company  entered  into a $2.0  million  credit line agreement  secured  by the  personal  property  of Bionx  Implants,  Inc.  and a subsidiary. Amounts to be advanced thereunder are subject to the lender's discretion and are limited to specific percentages of certain domestic receivables and inventory. To date, no amounts have been borrowed pursuant to this facility.

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

          The Company was founded in 1984 to develop certain resorbable polymer implants for orthopaedic uses. The Company has incurred substantial operating losses from its inception through December 31, 1996 and, at June 30, 1997, had an accumulated deficit of approximately $7.0 million. Such losses resulted principally from expenses associated with the development, patenting and clinical testing of the Company's Self-Reinforcing technologies and resorbable implant designs, preparation of submissions to the U.S. Food and Drug Administration (the "FDA") and foreign regulatory agencies, the development of sales, marketing and distribution channels, the write-off of acquired in-process research and development, and the development of its manufacturing capabilities. Although the Company's revenues grew significantly in the second half of 1996 and in the first half of 1997, no assurance can be given that this trend will continue or that revenues of any magnitude will exceed expenses incurred in anticipation of future growth. Accordingly, the Company may incur significant operating losses in the future as it continues its product development efforts, expands its marketing, sales and distribution activities and scales up its manufacturing capabilities. There can be no assurance that the Company will be able to continue to successfully commercialize its products or that continued profitability will be achieved.

         The Company first introduced its polyglycolic acid ("PGA") polymer pins in 1984 and its PGA screws in 1986. In 1987, the Company introduced its first poly-l-lactic acid ("PLLA") polymer products, PLLA pins. PLLA screws were introduced in 1989. Since the introduction of these products, the Company has expanded its PGA and PLLA pin and screw product lines to address additional clinical indications. The Company's PGA membrane product was introduced in 1992, and, in 1995, the Company launched its Meniscus Arrow, PLLA tacks, and PGA and PLLA urology stents. Prior to 1996, the Company derived substantially all of its revenue from sales of its PLLA and PGA screws and pins. A substantial portion of the Company's revenues and revenue growth in the second half of 1996 and the first half of 1997 resulted from U.S. sales of the Meniscus Arrow, which received FDA clearance in March 1996. To date, all products sold by the Company have been launched first in international markets. During the three months ended June 30, 1996 and 1997, international product sales represented 51% and 15%, respectively, of the Company's total product sales.

          The Company typically sells implant grade, stainless steel surgical instruments for use with each of its Self-Reinforced, resorbable products. The margins for these instruments are typically lower than the margins applicable to the Company's implant products. However, since orthopaedic companies operating in the U.S. have traditionally loaned rather than sold instruments to their customers, the Company anticipates that in the future, it will be necessary for the Company to provide an increasing proportion of its instrumentation in the U.S. on a loan basis. Similar practices are not common in international markets. For financial statement purposes, revenues from the sale of instrumentation systems are included within products sales and costs associated with the Company's procurement of such systems are included within cost of goods sold. The Company's instrumentation systems are reusable. Accordingly, sales and loans of such systems are likely to be most pronounced in periods shortly after product launches and likely to be less prevalent as penetration of the market increases over the long term. Thus, the negative impact on the Company's gross profit margins associated with sales and loans of a particular instrument system is expected to decrease after a substantial market penetration has been achieved. Similarly, such impact is likely to lessen to the extent that sales and loans of instrument systems decrease as a percentage of total product sales. However, no assurance can be given as to the extent to which instrumentation sales will depress the Company's gross profit margins in the future.

         The Company sells its products through managed networks of independent sales agents, distributors and dealers. In the U.S., the Company handles all shipping and invoicing functions directly and pays commissions to its sales
agents.   Outside  the  U.S.,  the  Company  sells  its  products   directly  to
distributors  and  dealers  at  discounts  that vary by  product  and by market.
Accordingly, the Company's U.S. sales result in higher gross margins than international sales. The Company anticipates that during the next few years, the relative percentage of its U.S. product sales to total product sales is likely to continue to increase. Since the Company pays commissions on sales made through its U.S. network, an increased percentage of U.S. sales in the future will likely result in an increase in the percentage of selling, general and administrative expenses to total sales. This increase will be partially offset by the higher gross margins received on products sold in the U.S.

         Outside of the orthopaedic market, the Company may seek to establish licensing or distribution agreements with strategic partners to develop certain products and to market and distribute products that the Company elects not to distribute through its managed networks of independent sales agents, distributors and dealers. The Company has licensed its membrane patent for use in dental and two other applications in Europe to Ethicon GmbH, a subsidiary of Johnson & Johnson. Ethicon GmbH has agreed to pay royalties to the Company upon the initiation of commercial sales of its membrane products, which are targeted for commercial release commencing in the third quarter of 1997. Revenues from the Company's sales of such products have not been material. Accordingly, no assurance can be given that royalty payments from Ethicon GmbH, when and if they commence, will be material.

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

         While the Company's operating losses have resulted in net operating loss carryforwards of approximately $2.3 million for income tax reporting purposes, the extent to which such carryforwards are available to offset future U.S. and Finnish taxable income is significantly limited as a result of various ownership changes that have occurred in recent years. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of the U.S. portion of these carryforwards for federal income tax purposes. Furthermore, income earned by a foreign subsidiary may not be offset against operating losses of Bionx Implants, Inc. or its U.S. subsidiaries. As a result, the Company may incur tax obligations during periods when it reflects a consolidated net operating loss. The statutory tax rates applicable to the Company and its foreign subsidiaries vary substantially, presently ranging from approximately 40% in the U.S. to 28% in Finland. Tax rates have fluctuated in the past and may do so in the future.

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


Results of Operations

          Product Sales. The Company's product sales increased by 424% from $730,000 during the quarter ended June 30, 1996 to $3.8 million during the quarter ended June 30, 1997. For the first six months of 1997, product revenues increased by 404% from the same period a year ago. These increases primarily resulted from the U.S. introduction of the Company's Meniscus Arrow products in June of 1996; revenues from the sale of Meniscus Arrow products were approximately $180,000 during the second quarter of 1996, as compared with $2.6 million during the second quarter of 1997. In addition, the 1997 product sales increases reflect increased utilization of the Company's managed network of independent sales agents in the U.S. and increased sales of the Company's existing products in international markets. Revenues generated from the sale of other products (including instrumentation systems and related loaner fees) increased by 119%, from $550,000 during the second quarter of 1996, to $1,202,000 during the second quarter of 1997. Revenues generated from the sale of such other products during the first six months of 1997 increased by 84%, totaling $2.2 million during such period as compared with $1.2 million during the first six months of 1996.

          License and grant revenues. License and grant revenues totaled $108,000 during the six months ended June 30, 1997, increasing from $69,000 during the same period one year ago. Revenues generated during both periods relate to grants obtained from a Finnish government research organization, which funds certain research and development projects. Royalty payments by Ethicon GmbH based upon actual sales are expected to commence in the third quarter of 1997, although no assurances can be given with respect to the timing or amount of such payments. Upon the commencement of such sales by Ethicon GmbH, the Company will be required to cease its dental membrane sales in Europe, which historically have not been significant.

         Gross profit; gross margin. The Company's gross profit increased from $320,000 during the second quarter of 1996 to $3.0 million during the second quarter of 1997, and from $578,000 during the first six months of 1996 to $5.4 million during the first six months of 1997. The increases in the Company's gross profit primarily reflected the increased sales of Meniscus Arrow products after their introduction in the U.S. in the second quarter of 1996. Overall, the Company's gross profit margin (including the effects of grant revenue) increased from 43% during the second quarter of 1996 and 39% during the first six months of 1996 to 76% during the second quarter of 1997, and 76% during the first six months of 1997. The increases in gross margin in 1997 are attributable to several factors, including an increase in sales of the higher margin Meniscus Arrow product, an increase in grant revenue, an increase in the percentage of revenues generated in the U.S., a decrease in the percentage of revenues generated by the lower margin instrument products, and the leveraging of certain fixed manufacturing costs over the Company's expanded revenue base.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by 231% from $705,000 during the second quarter of 1996 to $2.3 million during the second quarter of 1997 and by 222% from $1.3 million during the first six months of 1996 to $4.3 million during the first six months of 1997. Such expenses were 97% of product sales during the second quarter of 1996 and 95% of product sales during the first six months of 1996, as compared with 61% of product sales during the second quarter of 1997 and 61% during the first six months of 1997. Selling, general and administrative expenses consist primarily of commissions paid on product sales in the U.S., patent and license related expenses, costs incurred in connection with the regulatory process, expenses associated with supporting the Company's managed networks of independent sales agents, distributors and dealers and, in 1997, amortization of goodwill and patents associated with the Company's September 1996 reorganization (such amortization and depreciation amounting to approximately $65,000 per quarter and expected to be approximately $255,000 per year through 2017). The increase in the dollar amount of selling, general and administrative expenses was primarily attributable to increased commission payment obligations reflecting the Company's increased product sales in the U.S. and increased expenses associated with establishing and supporting a managed network of independent sales agents in the U.S. The decrease in the percentage relationship of such expenses to product sales reflects the leveraging of certain such expenses over the Company's expanded revenue base.

         Research and development. Research and development expenses increased by 127% from $97,000 during the second quarter of 1996 to $220,000 during the second quarter of 1997 and by 105% from $196,000 during the first six months of 1996 to $401,000 during the first six months of 1997. These increases reflected an increased volume of product development work being performed by the Company and increased staffing levels.

         Interest income (expense). In the second quarter of 1997, the Company generated interest income of $172,000, compared to an interest expense of

$27,000 in the second quarter of 1996. Funds obtained from the proceeds of the initial public offering in late April 1997 generated the interest income for the quarter ended June 30, 1997.

         Income taxes. The provision for income taxes during the second quarter and first six months of 1997 reflects the Company's profitable operations during the periods presented, and anticipates partial utilization of certain net operating loss carryforwards.

         Net Income. The Company reported net income of $454,000 or $.05 per share for the second quarter of 1997, as compared with a net loss of $509,000 or $(0.09) per share for the comparable period in 1996. Reported net income for the six month period ended June 30, 1997 totaled $676,000 or $0.07 per share, compared to a net loss of $998,000 or $(0.18) in the first six months of 1996. No assurance can be given that the Company will continue to be profitable during future periods.

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

         Had Statement 128 been adopted for the second quarter of 1997, basic and diluted EPS would have been computed as follows (in thousands, except per share amounts):


                                                             Income                   Share                 Per Share
Income   Share
Per Share
                                                           (Numerator)             Denominator                Amount

Basic EPS                                                     $ 454                   8,671                   $ 0.05

Incremental shares from assumed exercise of
dilutive options and warrants                                   -                       561                     -
                                                                ---                     ---                     -

Diluted EPS                                                   $ 454                   9,232                   $ 0.05



Had Statement 128 been adopted for the first six months of 1997, basic and diluted EPS would have been computed as follows (in thousands, except per share amounts):


                                                             Income                   Share                 Per Share
Income   Share
Per Share
                                                           (Numerator)             Denominator                Amount

Basic EPS                                                     $ 676                   8,671                   $ 0.08

Incremental shares from assumed exercise of
dilutive options and warrants                                   -                       561                     -
                                                                ---                     ---                     -

Diluted EPS                                                   $ 676                   9,232                   $ 0.07


Liquidity and Capital Resources

         Historically, the Company has relied upon bank loans (guaranteed in certain instances by the Company's principal stockholders), capital contributions by its principal stockholders and government grants to fund its operations. In September 1996, the Company completed a private placement of $5.0 million in preferred stock (all of which was converted into Common Stock upon consummation of the Company's initial public offering in April 1997) and warrants (all of which were exercised during April 1997). The net proceeds were used to repay bank debt, to pay down trade debt, to fund manufacturing and product development efforts and for other working capital purposes. During April 1997, the Company consummated its initial public offering. In May 1997, the Underwriters exercised in full their over-allotment option granted in connection with the initial public offering. Net proceeds from the initial public offering (including the exercise of the over-allotment option) and the exercise of warrants during April 1997 were $21.7 million. In addition, the Company made arrangements for a $2 million credit line, secured by the personal property of Bionx Implants, Inc. and its Biostent, Inc. subsidiary. Amounts to be advanced thereunder are subject to the lender's discretion and are limited to specific percentages of certain domestic receivables and inventory. To date, no amounts have been borrowed pursuant to this facility.

         At December 31, 1996 and June 30, 1997, cash and cash equivalents totaled $1.6 million and $22.6 million, respectively. The increase in cash and cash equivalents of $21.0 million is primarily attributable to the net proceeds received from the initial public offering transacted in April, 1997.

         As of June 30, 1997, the Company had working capital of $23.6 million. Long-term debt (including the current portion) was reduced by $607,000, from the level at the beginning of the year to $206,000 as of June 30, 1997. The majority of this debt was repaid from net proceeds generated from the initial public offering. The interest rates on the debt remaining as of June 30, 1997 range from 1 - 4% per annum.

         The Company believes that existing capital resources from its initial public offering, its September 1996 private placement and its $2.0 million credit line, together with cash flow from operations (if, and to the extent, generated), will be sufficient to fund its operations through 2000. However, the Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of its efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of its products. The Company's operations did not produce positive cash flows during 1994, 1995 and 1996. To the extent that funds generated from the Company's operations, together with its existing capital resources (including such credit facility), and the net interest earned thereon, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. The terms of any equity financings may be dilutive to stockholders and the terms of any debt financings may contain restrictive covenants which limit the Company's ability to pursue certain courses of action. Principal stockholders of the Company who previously provided funding to the Company and provided guarantees to sources of credit have indicated that they do not intend to continue furnishing such assistance. The Company does not have any committed sources of additional financing beyond that described above, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate
certain   aspects  of
its operations or attempt to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations could be materially and adversely affected.



Risk Factors

         Statements regarding future performance in this Quarterly Report on Form 10-Q constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors, including those set forth below:

         History of Operating Losses; Accumulated Deficit; Uncertainty of Future Profitability; Fluctuating Results of Operations. The Company has incurred substantial operating losses since its inception and, at June 30, 1997, had an accumulated deficit of approximately $7.0 million. Such losses have resulted principally from expenses associated with the development, patenting and clinical testing of the Company's Self-Reinforcing technologies and resorbable implant designs, preparation of submissions to the FDA and foreign regulatory bodies, the development of sales, marketing and distribution channels, the write-off of acquired in-process research and development and the development of manufacturing capabilities. Although the Company's revenues have grown significantly during 1996 and the first six months of 1997, no assurance can be given that this trend will continue or that revenues of any magnitude will exceed expenses incurred in anticipation of future revenue growth. Accordingly, the Company may incur significant operating losses in the future as the Company continues its product development efforts, expands its marketing, sales and distribution activities and scales up its manufacturing capabilities. There can be no assurance that the Company will be able to continue to successfully commercialize its products or that consistent profitability will be achieved. The Company's results of operations have fluctuated in the past on an annual and quarterly basis and may fluctuate significantly from period to period in the future, depending upon a number of factors, many of which are outside of the Company's control. Such factors include the timing of government approvals, the medical community's acceptance of the Company's products, the success of competitive products, the ability of the Company to enter into strategic alliances with corporate partners, expenses associated with patent matters, and the timing of expenses related to product launches. Due to one or more of these factors, in one or more future quarters, the Company's results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of the Company's Common Stock could be materially and adversely affected.

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

         Risks Relating to International Operations. Approximately 32% of the Company's sales during the year ended December 31, 1996 and 14% of sales in the first six months of 1997 were generated in international markets. A number of risks are inherent in international operations. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates. The international nature of the Company's business subjects it and its representatives, agents and distributors to the laws and regulations of the foreign jurisdictions in which they operate, and in which the Company's products are sold. The regulation of medical devices in a number of such jurisdictions, particularly in the European Union, continues to develop and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

         No Assurance of Ability to Manage Growth. The Company has experienced substantial growth in product sales during the second half of 1996 and the first half of 1997. Although there can be no assurance that such growth can be sustained, products in development may potentially lead to further growth. There can be no assurance that the Company will be able to (i) develop the necessary manufacturing capability, (ii) manage an expanded sales and marketing network,
(iii) attract, retain and integrate the required key personnel, or (iv) implement the financial, accounting and management systems to meet growing demand for its products should it occur. Failure of the Company to successfully manage its growth could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed as part of the Quarterly Report on Form 10-Q

          No. 11.1 Computation of Primary and Fully Diluted Earnings per Share No. 27.1 Financial Data Schedule


         (b) The Registrant filed one Current Report on Form 8-K during the quarter ended June 30, 1997. Such Current Report on Form 8-K was filed on May 20, 1997 and listed, under Item 5 Other Events, that the Registrant sold 300,000 shares of its Common Stock upon the exercise by the underwriters of the over-allotment option in connection with the Registrant's initial public offering.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BIONX IMPLANTS, INC.

                                               By: /s/ David W. Anderson
                                               -----------------------
                                               David W. Anderson
                                               President and Chief Executive
                                               Officer



                                               By: /s/ Michael J. O'Brien
                                               -----------------------
                                               Michael J. O'Brien
                                               Vice President
                                               Chief Financial Officer and
                                               Chief Accounting Officer

Dated: August 14, 1997

                                  EXHIBIT INDEX

Exhibit No.       Exhibit

No. 11.1 Computation of Primary and Fully Diluted Earnings per Share No. 27.1 Financial Data Schedule