Form 10-Q
period 1997-09-30
BIONX IMPLANTS INC
filed 1997-11-14
CIK 1030418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report  pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended September 30, 1997 or

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

      ---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

At October 22, 1997, there were 8,916,812 shares of Common Stock, par value $.0019 per share, outstanding.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                         Page

Part I. Financial Information

Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets at December 31, 1996
                  and September 30, 1997 (Unaudited)                       3

         Consolidated Statements of Operations for the Three
                  and Nine Months Ended September 30, 1996 and 1997
                  (Unaudited)                                              4

         Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 1996 and 1997 (Unaudited)            5

         Notes to Consolidated Financial Statements (Unaudited)            6

Item 2. Management's Discussion and Analysis of Financial                  8
         Condition and Results of Operations

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds                        27

Item 6. Exhibits and Reports on Form 8-K                                  27

Signatures                                                                28

Item 1. Financial Statements

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 1996 and September 30, 1997
                                 (in thousands)

                                                                     December 31,     September 30,
                                                                         1996             1997
                                                                                      (Unaudited)

Assets:
Current assets:

   Cash and cash equivalents.............................                $1,593            22,463
   Inventory, net........................................                 1,031             1,555
   Trade accounts receivable, net of
      allowance of $97 as of December 31,
      1996 and $111 as of September 30, 1997.............                 1,708             2,644
   Grants receivable.....................................                   123               117
   Deferred offering costs ..............................                   195                 -
   Prepaid expenses and other current assets.............                   153               230
                                                                            ---               ---

Total current assets.....................................                 4,803            27,009
Investments..............................................                   100                90
Deposits.................................................                    44                20
Plant and equipment, net.................................                   483               832
Goodwill and intangibles, net............................                 3,939             3,759
                                                                          -----             -----

Total assets                                                             $9,369            31,710
                                                                         ======            ======

Liabilities and Stockholders' Equity
Current Liabilities:
    Trade accounts payable...............................                $  848             1,232
     Long-term debt, current portion.....................                   223                58
     Related party.......................................                   163                78
     Current income tax liability........................                   205               341
     Accrued and other current liability.................                 1,317             1,167
                                                                          -----             -----

Total current liabilities................................                 2,756             2,876

Long-term debt...........................................                   590               155

Contingencies............................................
Series A mandatorily redeemable convertible
  stock, par value $0.001 per share; 2,000,000
  shares authorized, 2,000,000 shares issued
  and outstanding at December 31, 1996...................                 5,000                 -

Stockholders' equity:
   Preferred stock, par value $0.001 per share
      8,000,000 authorized and none issued...............                  -                    -
  Common stock, par value,  $0.0019 per share,
      31,600,000 shares authorized and
      5,318,424 and 8,916,812  shares  issued and
      outstanding  as of December 31, 1996 and
      September 30, 1997, respectively...................                    10                17
Additional paid-in capital...............................                 8,968            35,616
Accumulated deficit......................................                (7,686)           (6,527)
Foreign currency translation adjustment..................                  (269)             (427)

Total stockholders' equity...............................                 1,023            28,679
                                                                          -----            ------

   Total liabilities and stockholders' equity............              $  9,369            31,710
                                                                        =======            ======

         See accompanying notes to the Consolidated Financial Statements




                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                 Three Months Ended             Nine Months Ended
                                                     September 30,                  September 30,
                                                   1996           1997           1996           1997

Revenues:
Product Sales                                 $   1,212           4,149          2,608         11,188
License and grant revenues                          135              15            204            123
                                                    ---              --            ---            ---

Total revenues                                    1,347           4,164          2,812         11,311
                                                  -----           -----          -----         ------

Cost of goods sold                                  680           1,018          1,567          2,762
                                                    ---           -----          -----          -----

Gross profit                                        667           3,146          1,245          8,549
                                                    ---           -----          -----          -----

Selling, general and administrative                 985           2,538          2,310          6,811
Research and development                            110             250            306            651
Acquired in-process research and
   development                                    2,832               -          2,832              -
                                                  -----               -          -----              -

Total operating expenses                          3,927           2,788          5,448          7,462
                                                  -----           -----          -----          -----

Operating income (loss)                          (3,260)            358         (4,203)         1,087
                                                 -------            ---         -------         -----

Other income and expense:
   Interest income (expense)                        (35)            284            (90)           459
                                                    ----            ---            ----           ---

Income (loss) before provision for
   income taxes                                  (3,295)            642         (4,293)         1,546

Provision for income taxes                          186             158            186            387
                                                    ---             ---            ---            ---

Net income (loss)                             $  (3,481)            484         (4,479)         1,159
                                              ==========            ===         =======         =====

Pro forma net income (loss) per share         $   (0.63)           0.05          (0.81)          0.12
                                              ==========           ====          ======          ====


Weighted average common and
  dilutive equivalent shares
  outstanding                                     5,516           9,328          5,516          9,328
                                                  =====           =====          =====          =====

         See accompanying notes to the Consolidated Financial Statements



                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                                                                             Nine Months Ended
                                                                               September 30,
                                                                            --------------------
                                                                              1996          1997

Cash flows from operating activities:

         Net income (loss)                                               $   (4,479)     $   1,159
Adjustments to reconcile net income (loss)
         to net cash (used in) provided by
         operating activities
Depreciation and amortization                                                    70            367
Acquired in process research and development                                  2,832              -
Other non-cash charges                                                          106              -
Change in assets and liabilities
Inventory                                                                      (317)          (524)
Accounts receivable                                                            (839)          (936)
Grants receivable                                                                 -              6
Deferred offering costs                                                           -            195
Prepaid expense and other
     current assets                                                            (190)           (77)
Investments                                                                     (59)            10
Deposits                                                                          -             24
Trade accounts payable                                                          747            384
Related party                                                                  (198)           (85)
Current income tax liability                                                    186            136
Accrued and other liabilities                                                   651           (150)
                                                                                ---           -----
                                                                              2,989           (650)
                                                                              -----           -----
Net cash (used in) provided by operating activities                          (1,490)           509
                                                                             -------           ---
Cash flows used in investing activities
         Purchase of plant and equipment                                       (236)          (536)
                                                                               -----          -----
Net cash used in investing activities                                          (236)          (536)
                                                                               -----          -----
Cash flow from financing activities:
         Proceeds from initial public offering                                    -         24,150
         Exercise of warrants                                                     -            552
         Offering costs                                                           -         (3,050)
         Proceeds from issuance of long-term debt                               727              -
         Proceeds from exercise of employee stock
            options                                                               -              3
         Repayment of long-term debt                                                          (600)
         Net proceeds from issuance of preferred stock                        4,895              -
         Net proceeds from issuance of common stock                              50              -
                                                                                 --              -
Net cash provided by financing activities                                     5,672         21,055
Net effects of foreign exchange rate differences                                 36           (158)
                                                                                 --           -----
Net increase in cash and cash equivalents                                     3,982         20,870
Cash and cash equivalents at beginning of period                                 51          1,593
                                                                                 --          -----
Cash and cash equivalents at end of period                                    4,033         22,463

Supplementary cashflow information:
Cash paid for interest                                                          119             28
Cash paid for taxes                                                               1            251
Non-cash financing activity:
Conversion of series A preferred shares to
    common shares upon consummation
   of the initial public offering                                                 -          5,000
Issuance of common stock related to the
    reorganization                                                            7,109              -

         See accompanying notes to the Consolidated Financial Statements


                     BIONX IMPLANTS, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying financial statements have been prepared by Bionx Implants, Inc. (the "Company") and are unaudited as of September 30, 1997 and for the three months and nine month periods ended September 30, 1996 and 1997. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 1996 and September 30, 1997, and the Company's consolidated results of operations and cash flows for the three and nine months ended September 30, 1996 and 1997, have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996 and notes thereto included in the Company's Registration Statement on Form S-1 (No. 333-22359) filed with the Securities and Exchange Commission. The results of operations and the cash flows for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

2.       Inventory

         Inventory consists of the following components (000's):


                                                                December 31,             September 30,
                                                                    1996                     1997

                        Raw materials                          $     101                        190
                        Finished goods                             1,210                      1,930
                                                                   -----                      -----

                                                                   1,311                      2,120
                        Less reserves                               (280)                      (565)
                                                                    -----                     -----
                                                                $   1,031                     1,555
                                                                 =========                   =======



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

         The unaudited balance sheet as of September 30, 1997 presented herein reflects the above-mentioned conversion of the Company's preferred stock and exercise of warrants, and common stock issued pursuant to the IPO. Pro forma net income (loss) per share is computed using the weighted average number of common shares outstanding, giving effect to certain adjustments described below. Common equivalent shares from stock options are excluded from the computation of pro forma net income (loss) per share when their effect is anti-dilutive, except that, pursuant to Securities and Exchange Commission (SEC) Staff Accounting Bulletins and SEC staff policy, common stock and common stock equivalent shares issued at prices below the IPO price during the twelve months preceding the offering have been included in the computation as if they were outstanding for all periods presented (using the treasury stock method and the offering price).

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

         The weighted average shares used to compute the pro forma net income per share for the periods ended September 30, 1997 include the effect of the 2.3 million shares issued in the Company's IPO as if outstanding as of the beginning of 1997.

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

         The Company was founded in 1984 to develop certain resorbable polymer implants for orthopaedic uses. The Company has incurred substantial operating losses from its inception through December 31, 1996 and, at September 30, 1997, had an accumulated deficit of approximately $6.5 million. Such losses resulted principally from expenses associated with the development, patenting and clinical testing of the Company's Self-Reinforcing technologies and resorbable implant designs, preparation of submissions to the U.S. Food and Drug Administration (the "FDA") and foreign regulatory agencies, the development of sales, marketing and distribution channels, the write-off of acquired in-process research and development, and the development of its manufacturing capabilities. Although the Company's revenues grew significantly in the second half of 1996 and in the first nine months of 1997, no assurance can be given that this trend will continue or that revenues of any magnitude will exceed expenses incurred in anticipation of future growth. Accordingly, the Company may incur significant operating losses in the future as it continues its product development efforts, expands its marketing, sales and distribution activities and scales up its manufacturing capabilities. There can be no assurance that the Company will be able to continue to successfully commercialize its products or that continued profitability will be achieved.

         The Company first introduced its polyglycolic acid ("PGA") polymer pins in 1984 and its PGA screws in 1986. In 1987, the Company introduced its first poly-l-lactic acid ("PLLA") polymer products, PLLA pins. PLLA screws were introduced in 1989. Since the introduction of these products, the Company has expanded its PGA and PLLA pin and screw product lines to address additional clinical indications. The Company's PGA membrane product was introduced in 1992, and, in 1995, the Company launched its Meniscus Arrow, PLLA tacks, and PGA and PLLA urology stents. Prior to 1996, the Company derived substantially all of its revenue from sales of its PLLA and PGA screws and pins. A substantial portion of the Company's revenues and revenue growth in the second half of 1996 and the first nine months of 1997 resulted from U.S. sales of the Meniscus Arrow, which received FDA clearance in March 1996. To date, all products sold by the Company have been launched first in international markets. During the three months ended September 30, 1996 and 1997, international product sales represented 51% and 15%, respectively, of the Company's total product sales.

         Historically, the Company typically sold implant grade, stainless steel surgical instruments for use with each of its Self-Reinforced, resorbable products. The margins for these instruments were and are typically lower than the margins applicable to the Company's implant products.

However, since orthopaedic companies operating in the U.S. have traditionally loaned rather than sold instruments to their customers, it has become necessary for the Company to provide an increasing proportion of its instrumentation in the U.S. on a loan basis. Similar practices are not common in international markets. For financial statement purposes, revenues from the sale of instrumentation systems are included within product sales and costs associated with the Company's procurement of such systems are included within cost of goods sold. The Company's instrumentation systems are reusable. Accordingly, sales and loans of such systems are likely to be most pronounced in periods shortly after product launches and likely to be less prevalent as penetration of the market increases over the long term. Thus, the negative impact on the Company's gross profit margins associated with sales and loans of a particular instrument system is expected to decrease after a substantial market penetration has been achieved. Similarly, such impact is likely to lessen to the extent that sales and loans of instrument systems decrease as a percentage of total product sales. However, no assurance can be given as to the extent to which instrumentation sales will depress the Company's gross profit margins in the future.

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

         Outside of the orthopaedic market, the Company may seek to establish licensing or distribution agreements with strategic partners to develop certain products and to market and distribute products that the Company elects not to distribute through its managed networks of independent sales agents, distributors and dealers. The Company has licensed its membrane patent for use in dental and two other applications in Europe to Ethicon GmbH, a subsidiary of Johnson & Johnson. Ethicon GmbH has agreed to pay royalties to the Company upon the initiation of commercial sales of its membrane products, which were released for commercial use commencing in the third quarter of 1997; royalties on such sales are payable to the Company in the following quarter. Revenues from the Company's domestic or international sales of such products have not been material. Accordingly, no assurance can be given that royalty payments from Ethicon GmbH, when and if they commence, will be material.

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

         The Company's results of operations have fluctuated in the past on an annual and quarterly basis and may fluctuate significantly from period to period in the future, depending on several factors, many of which are outside of the Company's control. Such factors include the timing of government approvals, the medical community's acceptance of the Company's products, the success of competitive products, the ability of the Company to enter into strategic alliances with corporate partners, expenses associated with patent matters, the results of regulatory inspections and the timing of expenses related to product launches.

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


Results of Operations

     Product sales. The Company's product sales increased by 242% from $1.2 million during the quarter ended September 30, 1996 to $4.1 million during the quarter ended September 30, 1997. For the first nine months of 1997, product revenues increased by 329% from the same period a year ago. These increases primarily resulted from the U.S. introduction of the Company's Meniscus Arrow products in the second quarter of 1996; revenues from the sale of Meniscus Arrow products worldwide were approximately $670,000 during the third quarter of 1996, as compared with $2.9 million during the third quarter of 1997 and were approximately $1.0 million during the first nine months of 1996 as compared with $7.8 million during the first nine months of 1997. In addition, the 1997 product sales increases reflect increased utilization of the Company's managed network of independent sales agents in the U.S. and increased sales of the Company's existing products in international markets. Revenues generated from the sale of other products (including all other implants, instrumentation systems and related loaner fees) increased by 123%, from $540,000 during the third quarter of 1996, to $1.2 million, during the third quarter of 1997. Revenues generated from the sale of such other products during the first nine months of 1997 increased by 110%, totaling $3.4 million during such period as compared with $1.6 million during the first nine months of 1996.

     License and grant revenues. License and grant revenues totaled $15,000 and $123,000 during the three and nine months ended September 30, 1997, respectively, decreasing from $135,000 and $204,000 during the same periods one year ago. Revenues generated during both periods relate to grants obtained from a Finnish government research organization, which funds certain research and development projects. Royalty payments by Ethicon GmbH based upon actual sales initiated during the third quarter of 1997 are expected to be made during the fourth quarter of 1997; however, such royalty payments are not expected to be a material component of the Company's total revenues and no assurances can be given with respect to the timing or amount of such payments. The Company has been required by Ethicon GmbH to cease its dental membrane sales in Europe, which historically have not been significant.

         Gross profit; gross margin. The Company's gross profit increased from $667,000 during the third quarter of 1996 to $3.1 million during the third quarter of 1997, and from $1.2 million during the first nine months of 1996 to $8.5 million during the first nine months of 1997. The increases in the Company's gross profit primarily reflected the increased sales of Meniscus Arrow products after their introduction in the U.S. in the second quarter of 1996. Overall, the Company's gross profit margin (including the effects of grant revenue) increased from 50% during the third quarter of 1996 and 44% during the first nine months of 1996 to 76% during the third quarter of 1997 and 76% during the first nine months of 1997. The increases in gross margin in 1997 are attributable to several factors, including an increase in sales of the higher margin Meniscus Arrow product, an increase in the percentage of revenues generated in the U.S., a decrease in the percentage of revenues generated by the lower margin instrument products, and the leveraging of certain fixed manufacturing costs over the Company's expanded revenue base.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by 158% from $985,000 during the third quarter of 1996 to $2.5 million during the third quarter of 1997 and by 195% from $2.3 million during the first nine months of 1996 to $6.8 million during the first nine months of 1997. Such expenses were 81% of product sales during the third quarter of 1996 and 89% of product sales during the first nine months of 1996, as compared with 61% of product sales during the third quarter and during the first nine months of 1997. Selling, general and administrative expenses consist primarily of commissions paid on product sales in the U.S., patent and license related expenses, costs incurred in connection with the regulatory process, expenses associated with supporting the Company's managed networks of independent sales agents, distributors and dealers and, in 1997, amortization of goodwill and patents associated with the Company's September 1996 reorganization (such amortization and depreciation amounting to approximately $65,000 per quarter and expected to be approximately $255,000 per year through 2017). The increases in the dollar amount of selling, general and administrative expenses were primarily attributable to increased commission payment obligations reflecting the Company's increased product sales in the U.S. and increased expenses associated with establishing and supporting a managed network of independent sales agents in the U.S. The decreases in the percentage relationship of such expenses to product sales reflect the leveraging of certain such expenses over the Company's expanded revenue base.

         Research and development. Research and development expenses increased by 127% from $110,000 during the third quarter of 1996 to $250,000 during the third quarter of 1997 and by 113% from $306,000 during the first nine months of 1996 to $651,000 during the first nine months of 1997. These increases reflected an increased volume of product development work being performed by the Company and increased staffing levels.

         Acquired in-process research and development. During the third quarter of 1996, the Company incurred $2.8 million in research and development expenses relating to a write-off of certain research and development work in connection with the Company's 1996 reorganization.

         Interest income (expense). In the third quarter and the first nine months of 1997, the Company generated interest income of $284,000 and $459,000, respectively, compared to interest expense of $35,000 and $90,000 in the comparable periods of 1996. Funds obtained from the proceeds of the initial public offering in late April 1997 generated the interest income in the 1997 periods.

         Income taxes. The provision for income taxes during the third quarter and first nine months of 1997 reflects the Company's profitable operations during the periods presented, and anticipates partial utilization of certain net operating loss carryforwards. The provision for income taxes during the 1996 periods reflects the income generated by the Company's Finnish subsidiaries.

         Net income. The Company reported net income of $484,000 or $.05 per share for the third quarter of 1997, as compared with a net loss of $3.5 million or $(0.63) per share for the comparable period in 1996. For the nine month period ended September 30, 1997, net income totaled $1.2 million or $0.12 per share, compared to a net loss of $4.5 million or $(0.81) per share, in the first nine months of 1996. No assurance can be given that the Company will continue to be profitable during future periods.

         Per Share Calculations. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement No. 128"), effective for fiscal years commencing after December, 1997. This Statement replaces the presentation of primary EPS with a presentation of basic EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement of all entities with complex capital structures. Statement 128 also requires a reconciliation of the numerator and denominator of the diluted EPS computation.

         Had Statement 128 been adopted for the third quarter of 1997, basic and diluted EPS would have been computed as follows (in thousands, except per share amounts):

                                          Income          Share        Per Share
                                         (Numerator)   (Denominator)    Amount


Basic EPS                                $   484           8,916       $   0.05

Incremental shares from assumed
exercise of dilutive options and
warrants                                      -              412             -
                                              -              ---             -

Diluted EPS                              $   484           9,328          0.05
                                         =======           =====       =========

Had Statement 128 been adopted for the first nine months of 1997, basic and diluted EPS would have been computed as follows (in thousands, except per share amounts):








                                            Income               Share             Per Share
                                          (Numerator)        (Denominator)          Amount

Basic EPS                                    1,159               8,916               0.13

Incremental shares from assumed
exercise of dilutive options and
warrants                                       -                   412               -
                                               -                   ---                 -

Diluted EPS                                  1,159               9,328               0.12
                                             =====               =====               =====


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

         At December 31, 1996 and September 30, 1997, cash and cash equivalents totaled $1.6 million and $22.5 million, respectively. The increase in cash and cash equivalents of approximately $21 million is primarily attributable to the net proceeds received from the initial public offering transacted in April, 1997.

         As of September 30, 1997, the Company had working capital of $24.1 million. Long-term debt (including the current portion) was reduced by $600,000, from the level at the beginning of the year to $213,000 as of September 30, 1997. The majority of this debt was repaid from net proceeds generated from the initial public offering. The interest rates on the debt remaining as of September 30, 1997 range from 1 - 4% per annum.

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

         History of Operating Losses; Accumulated Deficit; Uncertainty of Future Profitability; Fluctuating Results of Operations. The Company has incurred substantial operating losses since its inception and, at September 30, 1997, had an accumulated deficit of approximately $6.5 million. Such losses have resulted principally from expenses associated with the development, patenting and clinical testing of the Company's Self-Reinforcing technologies and resorbable implant designs, preparation of submissions to the FDA and foreign regulatory bodies, the development of sales, marketing and distribution channels, the write-off of acquired in-process research and development and the development of manufacturing capabilities. Although the Company's revenues have grown significantly during 1996 and the first nine months of 1997, no assurance can be given that this trend will continue or that revenues of any magnitude will exceed expenses incurred in anticipation of future revenue growth. Accordingly, the Company may incur significant operating losses in the future as the Company continues its product development efforts, expands its marketing, sales and distribution activities and scales up its manufacturing capabilities. There can be no assurance that the Company will be able to successfully commercialize its products or that profitability will continue beyond the first three quarters of 1997. The Company's results of operations have fluctuated in the past on an annual and quarterly basis and may fluctuate significantly from period to period in the future, depending upon a number of factors, many of which are outside of the Company's control. Such factors include the timing of government approvals, the medical community's continued acceptance of the Company's products, the success of competitive products, the ability of the Company to enter into strategic alliances with corporate partners, expenses associated with patent matters, and the timing of expenses related to product launches. Due to one or more of these factors, in one or more future quarters, the Company's results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of the Company's Common Stock could be materially and adversely affected.

         Uncertainty of Market Acceptance. The Company's success will depend in part upon the continued acceptance of the Company's Self-Reinforced resorbable implants, particularly its Meniscus Arrow products, by the medical community, including health care providers, such as hospitals and physicians, and third-party payors. Such acceptance may depend upon the extent to which the medical community perceives the Company's products as a safe, reliable and cost-effective alternative to non-resorbable products, which are widely accepted, have a long history of use and are generally sold at prices lower than the prices of the Company's products. Such acceptance may also depend upon the extent to which the medical community believes that the Company's Self-Reinforced, resorbable implants have overcome the strength and composition difficulties experienced with first generation resorbable implants. Ultimately, for the Company's products to gain wide market acceptance, it will also be necessary for the Company to convince surgeons that the benefits associated with the Company's products justify the modification of standard surgical techniques in order to use the Company's implants safely and effectively. There can be no assurance that the Company's products will achieve market acceptance on a timely basis, or at all. Failure of some or all of the Company's products to achieve significant market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company's patent strategy has been to seek patent protection for the technologies that produce the Company's Self-Reinforced resorbable polymer products and, in certain instances, for the products themselves. The Company owns or has licenses to patents issued in the U.S. and in various foreign countries and has patent applications pending at the U.S. PTO and in the patent offices of various foreign countries. Provided that all requisite maintenance fees are paid, the Company's four principal U.S. patents (two of which are owned by the Company and two of which are licensed to the Company on an exclusive basis) will expire between 2004 and 2008. The two principal U.S. patents owned by the Company relate to the Company's Self-Reinforced resorbable polymer products, the Company's sintering process, and resorbable polymer products produced from the Company's controlled drawing process. The Company also has pending two principal U.S. patent applications that relate to the Company's resorbable stent technology. The Company's other patents and patent applications relate to various uses for Self-Reinforced resorbable polymers, either alone or in combination with other resorbable polymers or biocompatible materials, and generally involve specific applications or improvements of the technologies disclosed in the Company's principal patents and patent applications. European counterparts to the two principal U.S. patents that are owned by the Company and the Japanese counterpart to one such patent are currently the subject of opposition proceedings. The Company is vigorously defending its European and Japanese patent positions in these proceedings. One of these European patents has been revoked by the European Patent Office for lack of novelty based on an earlier publication. The Company filed an appeal of the European Patent Office's revocation decision. The appellaate board has allowed the Company to amend the claims of the revoked patent and to present these amended claims to the European Patent Office for a new determination of their patentability. No assurance can be given as to whether such determination in Europe will be successful. The other European patent and the Japanese patent application are being challenged on lack of novelty and inventiveness grounds on the basis of disclosures made in patent and other publications. The validity of the European patent has been recently upheld by the European Patent Office. No assurance can be given that this favorable decision will not be appealed or that, if appealed, this favorable decision will not be reversed. Further, no assurance may be given as to the outcome of the pending Japanese opposition proceeding. In order to clarify and confirm its U.S. patent position, the Company recently requested reexamination by the U.S. PTO of the two principal U.S. patents owned by the Company. The reexamination process is expected to take up to twelve months or longer. Such reexamination could result in some or all of the patent claims set forth in these two U.S. patents being altered to provide narrower coverage or determined to be unpatentable. No assurance can be given as to whether the issues raised in the reexamination proceedings will be resolved in the Company's favor or as to the outcome of the reexamination process. Narrowing of the coverage or a holding of unpatentability in relation to one or both of these two principal U.S. patents may significantly ease entry to the U.S. market for the products of the Company's competitors and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Legal standards relating to the scope of claims and the validity of patents in the medical device field are still evolving, and no assurance can be given as to the degree of protection any patents issued to or licensed to the Company would provide. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain competitive advantage. The Company has initiated an opposition in the European Patent Office challenging the grant of a third party's European patent relating to a drawing process for manufacturing resorbable polymer products. Subsequently, another company has instituted its own opposition against that patent. No assurance can be given that these oppositions will result in either the revocation of that patent or the narrowing of its claims. If neither opposition is successful, then no assurance can be given that the third party will not assert that its European patent is infringed by sales of one or more of the Company's products or by the practice of one or more of the Company's processes in any of the eight countries identified in the European patent. The Company has also initiated an opposition in the European Patent Office challenging the grant of a third party's European patent relating to a bioabsorbable membrane. No assurance can be given that this opposition will result in either the revocation of this patent or the narrowing of its claims. If this opposition is not successful, then no assurance can be given that the third party will not assert that its European patent is infringed by sales of one or more of the Company's products or by the practice of one or more of the Company's processes in any of the countries identified in this European patent. Moreover, there can be no assurance that the Company will not be subject to claims that one or more of its products or processes infringe other patents or violate the proprietary rights of third parties. Defense and prosecution of patent claims can be expensive and time consuming, regardless of whether the outcome is favorable to the Company, and can result in the diversion of substantial financial, management and other resources from the Company's other activities. An adverse outcome could subject the Company to significant liability to third parties, require the Company to obtain licenses from third parties, or require the Company to cease any related product development activities or product sales. In addition, the laws of certain countries may not protect the Company's patent rights, trade secrets, inventions, products or processes to the same extent as in the U.S.

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

     Dependence on Key Personnel and Relationship with the Technical University at Tampere. The Company's ability to operate successfully depends in significant part upon the continued service of certain key scientific, technical, managerial and finance personnel, and its continuing ability to attract and retain additional highly qualified scientific, technical, managerial and finance personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain existing personnel and to attract or retain additional highly qualified employees in the future. At present, the Company does not maintain key man life insurance on any of its employees and only has employment agreements with three of its employees. The loss of key personnel and the inability to hire and retain qualified personnel in key positions could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's product development efforts are dependent upon Pertti Tormala, Ph.D., and the Technical University in Tampere, Finland. Dr. Tormala, a founder, director and executive officer of the Company, is currently an Academy Professor at the Technical University and has been permitted by the University to devote his efforts to developing new products for the Company. Dr. Tormala utilizes a group of senior researchers, graduate students and faculty at the Technical University to perform research and development projects involving resorbable polymers and other topics relating to the Company's technologies and manufacturing processes. This arrangement, permitted in Finland as a means of encouraging the commercialization of technological development, has resulted in substantial cost savings to the Company while greatly expanding its product development efforts. There can be no assurance that the University will allow Dr. Tormala to continue to devote his efforts and University resources to the Company's product development efforts. Any failure by the Company to obtain the continued services of Dr. Tormala, or any requirement that the Company fund research at the Technical University at a substantially increased level, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The FDC Act requires devices to be manufactured in accordance with good manufacturing practice requirements ("GMPs") which impose certain procedural and documentation requirements upon the Company with respect to manufacturing, quality assurance and other matters. Enforcement of GMP requirements has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly scrutinized. The FDA has recently finalized changes to the GMP requirements, including design controls, which will likely increase the cost of compliance with GMP requirements.

         In October 1994, the Company's facility in Finland was inspected by the FDA. The inspector made several observations related to GMP's, which resulted in a Warning Letter being issued to the Company on February 23, 1995. The Company then began an exchange of correspondence with the FDA, which concluded with an October 10, 1995 letter from the FDA stating, among other things, that the Company's responses to the Warning Letter were "adequate" and that during the next inspection, the FDA would "verify that the corrections have been implemented." During April 1997, the Company was inspected by the FDA and received four observations related to GMP's, including one that was deemed a recurring observation from the 1994 inspection. The Company responded to the FDA in writing on April 17, 1997 and May 29, 1997, acknowledging the observations and indicating that they had been corrected. On July 11, 1997, the FDA informed the Company in writing that the observations did not appear to warrant regulatory follow-up at that time.

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

         Risks Relating to International Operations. Approximately 32% of the Company's sales during the year ended December 31, 1996 and 15% of sales in the first nine months of 1997 were generated in international markets. A number of risks are inherent in international operations. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates. The international nature of the Company's business subjects it and its representatives, agents and distributors to the laws and regulations of the foreign jurisdictions in which they operate, and in which the Company's products are sold. The regulation of medical devices in a number of such jurisdictions, particularly in the European Union, continues to develop and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

         No Assurance of Ability to Manage Growth. The Company has experienced substantial growth in product sales during the second half of 1996 and the first nine months of 1997. Although there can be no assurance that such growth can be sustained, products in development may potentially lead to further growth. There can be no assurance that the Company will be able to (i) develop the necessary manufacturing capability, (ii) manage an expanded sales and marketing network,
(iii) attract, retain and integrate the required key personnel, or (iv) implement the financial, accounting and management systems to meet growing demand for its products should it occur. Failure of the Company to successfully manage its growth could have a material adverse effect on the Company's business, financial condition and results of operations.

         Uncertainties Regarding Manufacturing. The Company currently manufactures its implant products solely in Finland. The Company intends to develop a manufacturing capability in the U.S. in order to increase its manufacturing capacity for its existing and new implant products. The Company anticipates that it will establish this capability either by (i) equipping and operating a leased facility in the eastern U.S. or (ii) contracting with a third party to provide a manufacturing capability to the Company. The Company presently is exploring both of these alternatives. If the Company uses a contract manufacturer, the Company would equip the manufacturer's facility, with the objective of ultimately transitioning to a neighboring Company-owned or Company-leased facility. There can be no assurance that the Company will be able to enter into a contract manufacturing agreement or otherwise secure the use of suitable facilities in the U.S. on commercially reasonable terms, or at all. Furthermore, regardless of the alternative selected, the integration of the Company's existing operations with the U.S. facility may result in inefficiencies and delays, especially as a result of the technical requirements necessary to produce products in accordance with the Company's specifications. There can be no assurance that the Company will not encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. In addition, the U.S. facility will be subject to GMP requirements, international quality control standards and other regulatory requirements. Difficulties encountered by the Company in manufacturing scale-up, or the failure by the Company to establish and maintain the U.S. facility in accordance with such regulations, standards or other regulatory requirements, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is currently upgrading its production machinery and processes to address increased demand. No assurance can be given that the integration of these machines into the production process will occur within the scheduled time frame or will not result in difficulties in scale-up that could lead to delays in filling orders in the future. Difficulties experienced in integrating such machinery on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Ability to Maintain Third-Party Reimbursement. In the U.S. and other markets, health care providers, such as hospitals and physicians, that purchase medical devices, such as the Company's products, generally rely upon third-party payors, including Medicare, Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedures in which the medical devices are being used. The Company believes that, to date, U.S. health care providers have been reimbursed in full for the cost of procedures which have utilized the Company's products. However, there can be no assurance that third-party reimbursement for such procedures will be consistently available for the Company's products or that such third-party reimbursement will be adequate.
There is significant uncertainty concerning third-party reimbursement for procedures which utilize any medical device incorporating new technology. Reimbursement by a third-party payor may depend on a number of factors, including the payor's determination that the use of the Company's products is clinically useful and cost-effective, medically necessary and not experimental or investigational. Since reimbursement approval is required from each payor individually, seeking such approvals can be a time consuming and costly process which, in the future, could require the Company to provide supporting scientific, clinical and cost-effectiveness data for the use of the Company's products to each payor separately. Federal and state governmental agencies are increasingly considering limiting health care expenditures. For example, the United States Congress is currently considering various proposals to significantly reduce Medicaid and Medicare expenditures. Such proposals, if enacted, could have a material adverse effect on the Company's business, financial condition and results of operations. Outside the U.S., the Company relies on distributors to establish reimbursement from third-party payors in their respective territories. Health care reimbursement systems vary from country to country and, accordingly, there can be no assurance that third-party reimbursement available under any one system will be available for procedures utilizing the Company's products under any other reimbursement system. Lack of or inadequate reimbursement by governmental and other third-party payors for procedures utilizing the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

     Uncertainties Relating to Strategic Partners. The Company anticipates that it may be necessary for it to enter into arrangements with corporate partners, licensees or others, in order to efficiently market, sell and distribute certain of its products. Such strategic partners may also be called upon to assist in the support of such products, including support of certain product development functions. As a result, the success of such products may be dependent in part upon the efforts of such third parties. The Company has negotiated one such agreement with Ethicon GmbH, a subsidiary of Johnson & Johnson, pursuant to which Ethicon GmbH has the right to market and sell in Europe certain products, based upon the Company's membrane patent, in dentistry and two other unrelated fields of use. There can be no assurance that the Company will be able to negotiate additional acceptable arrangements with strategic partners or that the Company will realize any meaningful revenues pursuant to such arrangements.

         Possible Volatility of Stock Price. The stock markets have experienced price and volume fluctuations that have particularly affected medical technology companies, resulting in changes in the market prices of the stocks of many companies that have not been directly related to the operating performance of these companies. Such broad market fluctuations may materially and adversely affect the market price of the Company's Common Stock. Factors such as variations in the Company's results of operations, comments by securities analysts, underperformance against analysts' estimates, announcements of technological innovations or new products by the Company or its competitors, changing government regulations and developments with respect to FDA or foreign regulatory submissions, the results of regulatory inspections, patents, proprietary rights or litigation may have a material adverse effect on the market price of the Company's Common Stock.

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds

         The Company's initial public offering was effected pursuant to a registration statement on Form S-1 (No. 333-22359) declared effective by the Securities and Exchange Commission (the "SEC") on April 24, 1997. The offering commenced on April 25, 1997 and terminated after all securities were sold. Pursuant to Rule 463 promulgated by the SEC, the Company provides the following information regarding its initial public offering:

         (a) The managing underwriters were UBS Securities LLC, Hambrecht & Quist LLC and Volpe Brown Whelan & Company, LLC.

         (b) The title of the class of stock registered was Common Stock, par value $.0019 per share. The Company sold all 2,300,000 shares that were registered (i.e., there were no selling securityholders). The aggregate price of the offering amount registered and sold was $24.2 million.

         (c) From April 25, 1997 through September 30, 1997, the Company's reasonable estimate of the amount of expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions was $1.7 million, for finders' fees was $ 0, for expenses paid to or for underwriters was $ 0 and for other expenses was $1.3 million. Thus, the total amount of such expenses was $3.0 million and the net proceeds to the Company was $21.2 million. Except as set forth in the immediately following sentence, none of the above-mentioned expenses represented direct or indirect payments to directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity security of the Company or to affiliates of the Company. As set forth in the above-mentioned registration statement, one of the Company's directors (David H. MacCallum) is a Managing Director at UBS Securities, one of the managing underwriters of the Company's initial public offering.

         (d) From April 25, 1997 through September 30, 1997, the Company has used the following amount of such net proceeds for the following categories enumerated by the SEC:

                                                     Reasonable Estimated
                Categor                                  Amount
                                                     (in thousands)

               Construction of plant, building
               and facilities                                   -

               Purchase and  installation  of
               machinery and equipment                        $225

               Purchases of real estate                         -

               Acquisition of other businesses                  -

               Repayment of indebtedness                       600

               Working capital                                  -

               Short term investments                       20,375

               Other  purposes  for  which
               at least  $100,000 has been used                 -

None of the above-mentioned uses of proceeds represented direct or indirect payments to directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity security of the Company or to affiliates of the Company. Such uses do not represent a material change in the use of proceeds described in the above-mentioned registration statement.


Item 6. Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

          No. 11.1 Computation  of Primary and Fully Diluted  Earnings per
                   Share No.
              27.1 Financial Data Schedule

     (b) The Registrant did not file any Current Report on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     BIONX IMPLANTS, INC.



                                                     By: /s/David W. Anderson
                                                         -----------------
                                                         David W. Anderson,
                                                         President and Chief
                                                           Executive Officer



                                                     By: /s/ Michael J.  O'Brien
                                                         -----------------------
                                                         Michael J. O'Brien
                                                         Vice  President, Chief
                                                         Financial Officer and
                                                         Chief  Accounting
                                                           Officer


Dated: November 14, 1997

                                  EXHIBIT INDEX


Exhibit No.

Exhibit No. 11.1 Computation of Primary and Fully Diluted Earnings per Share No. 27.1 Financial Data Schedule