Form 10-K
period 1997-12-31
BIONX IMPLANTS INC
filed 1998-03-31
CIK 1030418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31,1997.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ______.

                        Commission File Number 33- 22359

                              BIONX IMPLANTS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                     22-3458598
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                1777 Sentry Parkway West, Gwynedd Hall, Suite 400
                  Blue Bell, Pennsylvania 19422 (215-643-5000)
             (Address and telephone number, including area code, of
                    registrant's principal executive office)

        Securities registered pursuant to Section 12(b) of the Act: none.

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

                    Common Stock, par value $.0019 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such reporting requirements for the past 90 days.

                                 Yes X  No____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of voting stock held by non-affiliates as of February 2, 1998 was approximately $83,893,260.

 Number of shares of Common Stock outstanding as of February 2, 1998: 8,916,812.

         Documents incorporated by reference: Definitive proxy statement for the registrant's 1998 annual meeting of shareholders (Part III).

                              BIONX IMPLANTS, INC.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page

Item 1    Business of the Company.............................................3

Item 2    Properties..........................................................23

Item 3    Legal Proceedings...................................................23

Item 4    Submission of Matters to a Vote of Security Holders.................23

Item 4A   Executive Officers of the Registrant................................23

                                     PART II

Item 5    Market for the Registrant's Common Equity and Related Stockholder
          Matters.............................................................24

Item 6    Selected Financial Data.............................................24

Item 7    Management's Discussion and Analysis of Results of Operations and
          Financial  Condition................................................27

Item 7A   Quantitative and Qualitative Disclosures About Market Risk..........33

Item 8    Financial Statements and Supplementary Data ........................34

Item 9    Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure................................................34

                                    PART III

Item 10   Directors of the Registrant.........................................35

Item 11   Executive Compensation..............................................35

Item 12   Security Ownership of Certain Beneficial Owners and Management......35

Item 13   Certain Relationships and Related Transactions......................35

                                     PART IV

Item 14   Exhibits, Financial Statements Schedules and Reports on Form 8-K....35

Signatures    ................................................................37

Item 1. Business of the Company

Introduction

         Bionx Implants, Inc. (the "Company") was incorporated in Delaware in October 1995 to coordinate the business of four related companies controlled by U.S. and Finnish investors. In September 1996, the Company consummated a reorganization pursuant to which it acquired all of the capital stock of the four existing companies and issued in exchange a total of 5,263,160 shares of its Common Stock (the "Reorganization"). The four existing companies were Bioscience, Ltd. (which has been renamed Bionx Implants, Ltd. and has been engaged in the development of resorbable polymer products since 1984), Biocon, Ltd. (which held most of the Company's patents and patent applications and, during 1997, was merged into Bionx Implants, Ltd.) and two companies organized in the U.S. to further sales, marketing and development efforts, Biostent, Inc. ("Biostent") and Orthosorb, Inc. ("Orthosorb"). Of the 5,263,160 shares issued by the Company in the Reorganization, 2,578,949 shares were issued to the former U.S. stockholders of the four existing companies and 2,684,211 shares were issued to a Dutch company (Bionix, B.V.) owned by such stockholders and the former Finnish stockholders of Bionx Implants, Ltd. and Biocon, Ltd. The Company intends to dissolve Biostent and Orthosorb in the future. Unless otherwise indicated, all references herein to the business of the Company include Bionx Implants, Inc. and the four entities acquired by Bionx Implants, Inc. in connection with the Reorganization. See Note 1 of the Notes to the Company's Consolidated Financial Statements.

         This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements"). Such Forward-Looking Statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such Forward-Looking Statements. Certain factors which could materially affect such results and the future performance of the Company are described in Exhibit 99.1 to this Annual Report on Form 10-K.


Overview

         The Company is a leading developer, manufacturer and marketer of Self-Reinforced, resorbable polymer implants, including screws, pins, arrows and stents, for use in a variety of applications which include orthopaedic surgery, urology and cranio-facial surgery. The Company's proprietary manufacturing processes self-reinforce a resorbable polymer, modifying the gel-like or brittle polymer structure into a physiologically strong structure with controlled, variable strength retention (ranging from three weeks to six months depending upon the medical indication). The Company currently markets its products through managed networks of independent sales agents in the U.S. and independent distributors and dealers in markets outside of the U.S. The Company's ten product lines, representing more than 100 distinct products, were designed to address recognized clinical needs. The Company estimates that its products have been used in over 150,000 surgeries worldwide. The Company has received 510(k) clearance from the U.S. Food and Drug Administration (the "FDA") for the seven product lines that it currently markets in the U.S. The Company has also received regulatory approvals for its product lines in certain European and Asian markets.

Background

         The human skeletal system is comprised of bone, connective tissue (ligaments and tendons) and cartilage. Bone, which provides the basic support for the body, may sustain damage by traumatic incident, degenerative disease or surgical procedures designed to repair or correct skeletal abnormalities (osteotomy). As a result of the high vascularity of bone, the healing of bone requires only that the fractured sections be in close proximity to each other. Bone heals through a process that involves structural stress, either through load-bearing or use, resulting in the replacement of old, damaged bone with new healthy tissue. Healing of bone in healthy individuals generally requires three to 20 weeks, with the fastest healing occurring in children.

         Connective tissue, which attaches bones and/or attaches bone to muscle, can either be torn or forcibly pulled from its point of attachment to bone or muscle as a result of either trauma or surgical procedures. Ligaments and, to a lesser degree, tendons are vascular structures that have the capacity to heal and recreate their healthy structure. A critical factor in the proper healing of connective tissue is in reconnection or reattachment at the anatomically correct position to assure the return of functionality to the connection between bones and/or between bone and muscle. Connective tissue heals by creating a scar at the point of injury and then gradually replacing the scar tissue with healthy connective tissue. The more vascular the tissue involved, the faster the healing process. The healing of connective tissue generally occurs over a six to 24 week period that requires rest and immobilization of the tissue.

         Cartilage and cartilage-like (cartilaginous) soft tissue, such as the meniscus of the knee, provide cushion and articulating surfaces upon which bones impact during normal activity. These tissues can be damaged through either traumatic injury, long-term physical stress and/or degenerative disease. Since cartilaginous tissue is less vascular than either bone or connective tissue, or is avascular, the healing process in this tissue requires an extremely long time (and may never occur). Unlike bone and connective tissue, damaged cartilaginous tissue must be surgically assisted in the healing process. While damaged articulating cartilage has the potential to partially heal itself by generating replacement tissue, this process can leave a permanent defect in the cartilage since the substitute tissue does not possess the same functional properties as the pre-injury tissue.

         Injuries   involving  skeletal  tissue  will  heal  more  rapidly  when supplemented by physical manipulation and anatomical realignment. When attempting to repair skeletal tissue, orthopaedic surgeons perform surgical procedures to recreate anatomically correct positions and to maintain these positions. The techniques and tools used by surgeons differ according to the skeletal tissue involved and the location in the body. However, the objective in each instance is identical: to reposition the tissue in its correct anatomical position and provide fixation systems to maintain that position during healing.

Traditional Approaches to Fixation

         To achieve proper skeletal tissue healing,  orthopaedic surgeons either
(i) use implantable devices, including screws, pins, tacks, plates and nails, to perform various internal fixation and repair techniques and/or (ii) apply external fixators and immobilization systems, such as casts. These techniques are designed to ensure appropriate reduction (close approximation of the separated tissues) and compression (pressure applied to the reduced tissues to assure maintenance of the reduction) during the healing process.

         Rigid Internal Fixation

         Rigid internal fixation (fracture fixation) procedures are performed to repair bone fractures. These procedures, performed either through an open incision or through percutaneous, minimally invasive techniques, are designed to produce correct realignment of bones, to create appropriate reduction and to fix bones in the anatomically correct position to maximize the potential for healing. Since the 1950's, rigid internal fixation techniques involving the internal placement of metal implants have been the standard of care for fracture management and have resulted in improved healing of fractures. Rigid internal fixation is intended as a temporary measure to allow for the initiation of the healing process by creating appropriate reduction. In practice, most metal implants utilized in rigid internal fixation are not removed and become a substitute for the strength and functionality of bone. Such strength and functionality would return to the bone if the fixation device were removed.

         Connective Tissue Fixation

         Connective tissue fixation may involve the reattachment of ligaments or tendons that have been torn at the point of attachment. Alternatively, ligaments or tendons may tear at a point other than the point of attachment, requiring reconnection to return functionality. Connective tissue fixation techniques are performed either through open incisions or through minimally invasive techniques, and involve the use of tacks, screws, nails or sutures to effect the anatomical reattachment as close to the original point of attachment as possible. The same repair options are available to the surgeon when ligaments are torn in areas other than at their point of attachment. In both fracture fixation and connective tissue repair, the affected joint or limb is immobilized for a period of time to promote healing. While traditional connective tissue fixation techniques have resulted in adequate repairs, metal fixation devices or suture systems can cause long-term problems and complications, including local pain and limited joint functionality, since the attachment site will not heal completely while the device remains in place.

         Cartilage and Cartilaginous Tissue Repair

         Repairs to cartilaginous tissue typically involve removal of the torn tissue or difficult and demanding surgical techniques. Removal of tissue can have long-term consequences for the patient and may lead to subsequent surgeries. Since cartilage has minimal vascularity, or is avascular, the healing of injuries to these tissues must be surgically assisted through complex arthroscopic or open surgical techniques. For example, suturing torn menisci is one of the most technically demanding skills in arthroscopic surgery and may result in surgical complications, including damage to the vascular and neural system.

Limitations of Traditional Approaches

         Metal Implants

         For more than 30 years, stainless steel, titanium and metal alloy screws, tacks, pins and plates have been recognized as the standard of care for the fixation of bone and connective tissue as a result of the implants' strength and their relatively low reactivity rates. The use of metal implants as the standard of care has been reinforced through the application of Association for the Study of Internal Fixation ("ASIF") techniques and the training received by most orthopaedic surgeons. As a result, the Company believes that metal fixation devices are currently used in the vast majority of the repairs of skeletal tissue requiring internal fixation.

         Despite the nearly universal acceptance of metal fixation devices, the medical community has recognized several important limitations associated with these products. Most significantly, bone repaired with and supported by metal devices relies upon the implant to perform the load-bearing functions previously performed by bone. Physicians refer to this as stress shielding of the healing bones. Since bones grow and repair in response to stress, bones which are not called upon to perform their natural load-bearing functions tend to weaken in the fractured areas. For example, in a study of 17 patients with ankle fractures fixed with metal screws, bone mineral density decreased on average by 18.6% as compared to the non-operated ankle. Although it is recommended that metal implants be removed to deter stress shielding, frequently they are not removed. Furthermore, motion at the fracture site can cause metal implants to loosen and to create hollow areas in cancellous (spongy) bone. Connective tissue fixation techniques using metal implants can cause long-term problems, including local pain and loss of functionality due to abrasion of the surrounding tissue by the metal implant. In addition, some patients experience allergic reactions to certain metal fixation devices which remain implanted for extended periods of time.

         First Generation Resorbable Implants

         Resorbable fixation devices were developed in response to the limitations of metal fixation devices. The first generation of these devices was introduced in Europe in the mid-1980s and in the U.S. in the late 1980s. The majority of these devices are either brittle or overly flexible as a result of the processes, such as injection molding, which may be used in their manufacture. The low strength of these implants has lead designers to create overly large implants with extremely high molecular weights, which, in certain instances, may have caused local inflammation and irritation at the implant site. In addition, due to their large size, these implant configurations could be applied in only certain anatomical areas, which may limit their clinical utility. For screw-shaped implants, the application of torque to effect a successful implantation often results in the breaking of the implant and the release of relatively large particles into joints or soft tissues. Implants that do not have a discernible strength are limited in their application because surgeons are familiar with metal implants and demand similar strength from resorbable implants. Surgeons have reported that certain of the first generation resorbable implants resorb too quickly and do not provide fixation for the period required for proper bone or tissue healing. The combination of these factors has lead most surgeons to reject the first generation of resorbable implants, leaving metal implants as the standard of care.

Self-Reinforced, Resorbable Implants

         The Company has developed a variety of proprietary resorbable polymer fixation implant product lines, including screws, pins, tacks, arrows, membranes and urology stents, which provide an alternative to currently marketed implants. By modifying well-characterized resorbable polymers (e.g., poly-l-lactic acid ("PLLA") and polyglycolic acid ("PGA")) through the use of several proprietary manufacturing and processing techniques, the Company is able to create
Self-Reinforced, resorbable implants. The Company's Self-Reinforcing technologies modify a resorbable polymer's properties from a gel-like or brittle structure into a physiologically strong polymer implant with controlled, variable strength retention (ranging from three weeks to six months, depending upon the medical indication) which can be used safely and reliably in a variety of applications, including orthopaedic surgery, urology and cranio-facial surgery.

         The Company's Self-Reinforcing technology also imparts to the processed polymer a number of critical characteristics which enhance the manufacturability of the implants and broaden the clinical applications for these devices. For example, the polymers can be machined using custom metal forming techniques, and, as a result, the Company has been able to design and develop a variety of resorbable implant devices, including pins, screws and other profiled (nonsmooth-surfaced) implants of clinically appropriate sizes that incorporate machined features, such as ridges and barbs, for improved fixation.

         The resorption of PLLA and PGA occurs in a predictable three step process. The first two steps are initiated by hydrolysis, which breaks down the polymer molecules into smaller chains, resulting in an initial reduction in molecular weight and a slight swelling of the implant, causing it to lock in place. The third step involves degradation. Unlike first generation unreinforced resorbable polymers which degraded rapidly in an uncontrolled process, the Company's Self-Reinforced, resorbable polymers degrade in a slow controlled fashion. Only when the Self-Reinforced, resorbable implant has degraded into small particles will they be released into the surrounding tissue for final degradation through cellular absorption. The slow and controlled degradation of Self-Reinforced, resorbable polymer implants causes the gradual transfer (ranging from three weeks to six months depending upon the medical indication) of the weight-bearing load from the implant to the tissue.

Products

         The Company currently markets ten product lines representing more than 100 distinct products. The Company's product lines are described below:

--------------------------------------------------------------------------------
Product Lines              Targeted Indications(1)    Regulatory Status
------------------         --------------------       -----------------
Fracture Fixation:
         SR PLLA Pins      Fractures/Osteotomies      Marketed Worldwide
         SR PLLA Screws    Fractures/Osteotomies      Marketed Worldwide
         SR PGA Pins       Fractures/Osteotomies      Marketed Worldwide
         SR PGA Screws     Fractures/Osteotomies      Marketed Worldwide

Tissue Repair:
       Meniscus Arrows     Meniscus Repair            Marketed Worldwide
       SR-PLLA Tacks       Ligament Attachment        Marketed Worldwide
       SR-PLLA Bankart     Shoulder Repair            Marketed Worldwide(2)
         Tacks

Cranio-Facial Fixation
       SR-PLLA Screw       Endo-brow Lifts            Marketed Outside U.S.(3)

Urology Stents:
       SR-PGA Stents       Post Benign Prostatic      Marketed Outside U.S.
                           Hyperplasia Swelling       FDA Submission Expected
                                                        in 1998(4)
       SR-PLLA Stents      Benign Prostatic           Marketed Outside U.S.
                           Hyperplasia Prophylaxis    FDA Submission Expected
                                                        in 1999(4)
------------------

(1) As described herein, FDA clearances for certain of the Company's products are limited to specific indications.

(2) FDA clearance was received in January 1998; accordingly marketing efforts in the U.S. are at an early stage.

(3) Marketing efforts in Europe commenced in March 1998.

(4) FDA submission dates reflect the Company's current plans and are subject to delay or cancellation depending upon contingencies that may arise in the development process. See
Exhibit 99.1 to this Annual Report on Form 10-K - "Regulatory Submission Dates Subject to Change" and "Government Regulation."

--------------------------------------------------------------------------------

         PLLA and PGA Pins

         Fracture fixation pins are indicated for the management of cancellous bone fractures and osteotomies in the non-loadbearing areas of the skeletal system, including fractures of the ankle, knee, wrist, elbow, hand and foot. Fractures in these anatomical areas are most commonly the result of trauma. Osteotomies in these areas are normally used to correct congenital or induced bone malformation. The use of metal pins often results in pins protruding from the body to allow for their removal. This is especially true in certain pediatric fractures where the current technique is to leave the metal pins protruding from the joint or bone, with the limb awkwardly positioned, to facilitate the removal of the pins. This technique is inconvenient to the patient, is associated with increased levels of infection and results in additional trauma and expense when the pins are removed.

         The Company's  resorbable  pins, which range in diameter from 1.1 mm to
4.5 mm and in length from 10 mm to 70 mm, can be cut by a surgeon to the precise length required for an individual patient, thereby reducing the risk of discomfort and infection. The pins are designed to improve the fixation of fractures through two design innovations: (i) the pins are slightly oversized as compared to the drill channel and slightly oval in shape, providing an improved friction fit as compared with round metal pins; and (ii) the pins swell slightly when exposed to the moisture in the surgical site, locking the pin in the drill channel within hours after implantation. The Company's pins can be used in open surgical procedures and percutaneous and endoscopic techniques. In the U.S., while the Company's PLLA pins currently are cleared only for use in bunionectomies, the Company's PGA pins may be used in a variety of cancellous bone fixations.

         PLLA and PGA Screws

         Although management of fractures in the cancellous areas of bones with metal screws and plates is the standard of care, the procedures present orthopaedic surgeons with several problems. The inherent difference in stiffness between the metal screw and the bone can cause complications, including inducement of relative motion at the fracture site. Such motion can cause screws to loosen and can result in local bone degradation. Metal screws can also protrude from the bone surface after implantation or break under the healing stresses of bone and cause irritation in areas of the body where the skin and muscle covering of the fracture site is thin and contains high concentrations of nerves.

         The Company's screws range in diameter from 2.0 mm for delicate hand and foot procedures to 4.5 mm for use in ankle fractures. The Company's screw threads were specifically designed for use in cancellous fractures. The Company's screws are designed to take advantage of the swelling properties of Self-Reinforced materials to achieve optimum fixation with minimal bone damage. In areas where skin is thin, surgeons may shape the head of the Company's screw to conform to the bone contour in order to prevent irritation. In anatomical situations where breakage will occur after healing, the use of the Company's screws avoids the complications that result from the removal of broken metal implants. In the U.S., the Company's screws currently are cleared only for use in treating ankle fractures.

         Meniscus Arrows

         Tears of the cartilage pads in the knee, known as the menisci, are the most common knee injuries treated by orthopaedic surgeons in the U.S. Prior to the introduction of the Company's Meniscus Arrow, the treatment options available to surgeons were limited to either the removal of the damaged section (meniscectomy) or surgical repair using a variety of complex suturing techniques. The efficacy of meniscetomy, historically the preferred approach given the complex and lengthy nature of the suture repair procedure, has recently been questioned in peer-reviewed and published studies. These studies have shown that meniscus removal may be detrimental to the long-term outcome of the surgery and may lead to complications requiring further, more invasive, surgeries. The suturing alternative requires surgeons to tie secure knots arthroscopically, which is one of the most technically demanding skills in arthroscopic surgery. Surgical complications, including damage to the vascular and neural system, can arise during this time-consuming suturing process, due in part to the necessity of creating a small opening at the back of the knee to allow for the passing of sutures and the tying of knots.

         The Meniscus Arrow, commercially introduced by the Company in the U.S. during the second quarter of 1996, was the first resorbable, arthroscopically implanted fixation device designed for use in the repair of longitudinal, vertical ("bucket handle") tears of the medial and lateral meniscus. The Meniscus Arrow is a thin, pointed, barbed shaft with a t-shaped head that is driven across the meniscal tear, fixing the torn pieces of the meniscus together. The Meniscus Arrow may be implanted in a straightforward procedure that has been demonstrated to reduce operating room time by approximately 50% as compared with suturing and does not require substantial additional training for its use. This resorbable implant avoids both the long-term consequences of meniscus removal and complications to the arterial and nervous system that can arise from the suturing approach. The Company believes that surgeons who were unwilling to perform meniscus repairs in the past may now attempt such repairs, thereby potentially increasing the available market.

         PLLA Tacks

         Management of ruptures of the ligaments of the thumb, including ulnar collateral ligaments ("skier's thumb" or "gamekeeper's thumb"), is typically performed using either bone to ligament suturing techniques or metal anchors designed for use in small bones. These techniques are dependent upon the surgeon's skill at achieving good fixation and approximation of the torn section of the ligament without damaging the affected ligament in the suturing process. Even when suturing is successful, damage to the repaired ligament may occur at the site of the repair, since the sutures remain in place after the healing process is complete. Since suturing is performed without direct visualization of both sides of the wound, damage to nerves and vessels may also occur.

         The Company developed its PLLA tack to provide the surgeon with an easy to use implant designated to reduce the risk of long-term and intra-operative tissue damage that may occur in traditional suturing techniques. The insertion procedure for the Company's tack involves the use of standard surgical techniques to first create a channel in the ligament and a small drill hole in the bone, and then attaching the ligament with manual pressure. The Company's tack is designed to swell in the drill hole in order to provide immediate fixation and to withstand stresses in the thumb. The degradation of the tack after healing of the reattachment site reduces the risk of long-term tissue damage. In the U.S., the Company's PLLA tacks currently are cleared only for use in repairing ligaments of the thumb.

         PLLA Bankart Tacks

          Forward dislocations of the shoulder joint involve the separation of the ligaments from the bones that form the shoulder socket. Open surgical procedures to repair the damaged ligaments are the standard of care in treating patients with recurrent forward shoulder dislocations. However, more recently, minimally invasive procedures have also been developed to repair these injuries. Initially, metal screws were used to reattach the ligament to the bone. This approach proved unsatisfactory, however, because the screws often became loose, causing pain. Resorbable sutures have also been used to reattach the soft tissue to the bone. However, while they proved effective, the sutures are sometimes difficult to insert and present a risk of nerve injury. Resorbable tacks, staples or plugs were subsequently developed to avoid the problems associated with metal screws and resorbable sutures. The advantages of resorbable tacks, staples or plugs are that they can be easily inserted into the bone for reattachment of soft tissue and, because they are biogradable, they do not require surgical removal. In addition, unlike metal screws, biodegradable staples or plugs do not cause tissue irritation due to metal corrosion.

         The Bionx Bankart Tack was cleared by FDA in January 1998 for use in reattaching soft tissue to bone to repair a certain type of forward shoulder dislocation. It is a high-strength, biocompatible, resorbable tack-type product, which can be used in either open or minimally invasive surgery. The SR-PLLA material enables the device to retain sufficient strength to maintain soft tissue reattachment throughout the healing period, while its gradual resorption eliminates the need to remove the device at a later point in time.

         BioSorb PDLA Fixation System

          Metallic fixation of the facial skeleton has become the accepted standard of care in craniomaxillofacial trauma and reconstruction over the past 15 years. Titanium has become the material of surgical choice due to its strength, malleability, and tissue compatibility. However, implant removal remains an open long-term clinical question. Most metallic plates and screws are not removed. As a result, foreign body metallic properties continue to remain in the body. At present, there are no absolute answers regarding long-term (25-year) viability. This environment creates a surgical receptiveness to resorbable fixation implants in pediatric and adult craniofacial surgery, provided the products are comparable to titanium in mechanical strength, biocompatability and cost.

         The Company's initial product submitted for FDA clearance (submitted in August 1997) in the BioSorb family of resorbable screws and plates for craniofacial cosmetic, trauma, and reconstruction surgery is the Endobrow Screw. This screw has a "mushroom" head design for use in endoscopic browlifts. The Endobrow Screw obviates the need for implant removal.

          Additional submission of craniofacial products are planned by the Company to expand the product line offering into trauma, orthognathic, and reconstructive surgery. The Company recently commenced marketing efforts for the Endobrow Screw internationally. The Company's Endobrow Screw and other craniofacial products cannot be marketed or sold in the U.S. until approval is obtained from the FDA. See "Government Regulation."

         PGA Urology Stents

         Benign prostatic hyperplasia ("BPH"), a common condition in older men, is characterized by the enlargement of the prostrate gland, which can block the normal flow of urine. Treatment of BPH typically involves a number of invasive surgical techniques and/or drug therapies. Such techniques, including the use of lasers, RF energy and other cutting mechanisms to open an enlarged prostate to allow for free urine flow, have the side effect of rebound due to edema after surgery. In order to respond to this problem, surgeons either catheterize their patients with a catheter for a period of time after surgery or insert a temporary stent. Both approaches have drawbacks. Removal of a Foley catheter requires a return to the hospital or surgical center and may cause significant discomfort for the patient. Also, the infection rate for patients with Foley catheters has historically been high. Experience with conventional metal and non-resorbable polymer urology stents demonstrates that tissue begins to grow over these implants shortly after surgery is completed. As a result, removal of temporary stents can be difficult and painful.

         The Company has developed the first resorbable, self-expanding stent for use in urological procedures. The Company's resorbable urinary tract stents are used to prevent postsurgical urine retention after thermal treatment for BPH. The design of the Company's stent allows it to be easily inserted under direct vision with a cystoscope and to have its location checked by the use of ultrasound. The self-expanding property of the Company's stent allows the urologist to place a stent of reasonable diameter into the prostatic urethra and then to have the stent swell and lock itself into position without the application of other devices, such as a balloon catheter.

         In studies conducted by the Company, the Company's PGA stent enabled a substantial percentage of patients to void on the first or second day after implantation following laser treatment of BPH. In contrast, the study data indicated that indwelling catheters do not enable patients to void on their own for an average of six days after surgery is performed. The Company believes that its stent provides the patient with immediate relief of post-operative edema, avoids the necessity for return to the clinic for catheter removal, avoids the potential inconvenience associated with the use of an indwelling system and reduces the potential for infection associated with use of a catheter in a sensitive area of the body. The FDA has advised the Company that its urology stent will require approval under the FDA's Premarket Approval ("PMA") process, which process is generally more expensive and time-consuming than the FDA's 510(k) Premarket Notification process. The Company's stents cannot be marketed or sold in the U.S. until approval is obtained from the FDA. See "Government Regulation."

         Instrumentation

         The Company, with the assistance of certain contract manufacturers, has developed a series of instrumentation systems designed for use with each of the Company's product lines. The Company distributes its instruments both on an instrument-by-instrument basis or in kits. The implant grade stainless steel instruments are manufactured by third-parties and are designed specifically to enable implantation of a particular product manufactured by the Company. All of the Company's currently distributed instrumentation systems are reusable. Accordingly, instrumentation system sales are directed to new customers and to existing customers who are planning to initiate usage of one or more of the Company's new or existing products.

Product Development

         The Company's product development efforts focus upon expanding the use of the Company's platform technology to address the limitations of traditional surgical techniques and existing implants. To date, all of the Company's implants sold in the U.S. have been cleared through the 510(k) Premarket Notification process. However, lengthier and more costly PMA submissions will be required in order to obtain approval to sell urological stents and may be required for other new products in the U.S.

         The Company is engaged in a number of studies designed to enable the Company to increase the applications of existing products and to introduce new products. The following table summarizes recently completed, ongoing and planned clinical trials for key products currently marketed or in development.


                                         Clinical                                 Estimated              Clinical/Regulatory
        Product                         Indication                  Patients       Duration                   Status(1)
        --------                        ----------                  --------      ---------                   ----------
      ORTHOPAEDICS
      ------------

PLLA Screws               Colles fracture (wrist)                      28          complete       510(k) clearance received 3/98(2)
                          Endo-brow lifts (face)                       50          complete       510(k) clearance received 3/98(2)
                          Acetabular cup fixation (hip)                25           18-30         First patients enrolled
                                                                                                    7/96
                          Femoral neck fixation (pediatric hip)        40          complete       510(k) submitted 8/97

PGA Screw                 Salter osteotomies (pediatric hip)           25           36-48         Commenced in 1997

PLLA Nail                 Osteochondritis dessicans (knee)             25          complete       Enrollment commenced 10/96

PLLA Wedge                High tibial osteotomy (leg)                  25            6-8          Commenced in 1997
                          ACL fixation (knee)                          20            6-12         Commenced in 1997

PLLA Screw/Washer         Rotator cuff repair (shoulder)               25           12-30         To commence in 1998

PLLA/PDLA Anchor          Bankart tears and rotator cuff                *             *           510(k) submitted 7/97

-------------------
*Clinical data not meaningful.

          UROLOGY
          -------

PGA Stent                    Lumen support post BPH treatment         121           36-48         FDA submission in 1998

PLLA Stent                   Urethral stricture                        60           24-36         Enrollment commenced pre-1996

PLLA Stent                   Use with finasteride                      60            TBD          Enrollment commenced 9/96

      GENERAL SURGERY
      ---------------

PLLA Stent                   Bile duct blockage                        10           18-30         Enrollment commenced 1/96

                             Pancreatic duct blockage                  10           18-30         Enrollment commenced pre-1996

     CRANIO-FACIAL SURGERY
     ---------------------

PDLA Screw and Plate         Mid-face corrections                      50           3-12          First patients enrolled 11/96

PLLA Plate                   Cranial-facial fractures                  26           12-24         Enrollment commenced 1997

---------------------
(1) Regulatory submission dates reflect the Company's plans and are subject to delay or cancellation depending upon contingencies that may arise in the development process. See Exhibit 99.1 to this Annual Report on Form 10-K "Regulatory Submission Dates Subject to Change."
(2) FDA clearance was received in March 1998; accordingly marketing efforts in the U.S. are at an early stage.

The Company is also actively involved in other development projects that have not yet entered into full human clinical trials. These projects include the following:

          Suture Anchors (PLLA and PDLA). Commercially available bone anchors are designed to be deployed in bone and to secure soft tissue, such as ligaments and tendons, to the bone. While a majority of bone anchors used today are sufficiently strong to reattach torn ligaments, most are difficult to remove as a result of permanently deployed barbs or self-tapping screw heads. If removal is not possible, the presence of the first implanted anchor makes it difficult to deploy revision bone anchors or sequential devices in close proximity to the first device. As a result, surgeons may be unable to achieve precise reattachment of the tissue to locations in the bone which are critical for effective repair. In addition, certain metal anchors do not fit in the drill hole flush with the surface of the bone and leave a metal surface upon which the ligament is sutured. Long term contact between the metal anchor surface and the ligament reduces the area available for reattachment on the bone surface, creates an area of potential local irritation and, because the anchor is not at the same level as the surrounding bone, may create an area of raised tissue that can be felt post-operatively by the patient. Furthermore, existing anchors hold the tied sutures extremely tightly against the bone, which may result in long-term tissue damage.

         The Company has designed a resorbable anchor to address the principal shortcomings of existing metal anchors. The design of the Company's anchor enables it to be inserted without the use of a bone tap, to be easily removed if misplaced or if the suture breaks, and to accommodate any type of suture. Biomechanical tests have demonstrated the pull-out (the force necessary to remove the anchor from the bone) of the Company's anchor to be equal to or greater than that of certain currently approved products.

         Intramedullary Nails. To treat fractures of the forearm and humerus in children, pediatric surgeons currently use flexible stainless steel wire as a substitute for nails in order to avoid damaging the growth plates in either bone of the forearm. While these wires are less invasive and do not stress-shield growing bones as do metal plates and screws, they may be difficult for the pediatric surgeon to manipulate in the small bones of a child and may require removal in the future. To respond to the needs of pediatric surgeons for a fast, easy to use and safe procedure to manage forearm and humeral fractures in children while avoiding the need to remove metal implants, the Company has developed and tested in preclinical studies a resorbable intramedullary nail made of poly-dl-lactic acid ("PDLA"). The Company believes that PDLA implants were chosen due to their greater tortional strength, higher flexibility and faster absorption rates than PLLA implants. These performance characteristics, particularly rapid, safe absorption, are important in children because of their rapid growth and the traumatic impact on children of surgically removing permanent implants. Based on the elimination of the need for removal surgery, the Company believes that its intramedullary nails are a superior alternative to current techniques for the fixation of displaced fractures in the pediatric forearm. Preclinical studies have demonstrated that the use of the Company's resorbable implants in the intramedullary canal do not create local inflammation or interfere with the normal healing process. The Company expects to commence a multi-center clinical trial of its intramedullary nails in children in 1998.

          Small Joint Prostheses. There is a growing need for the replacement of arthritic joints in the fingers and toes. The only current options for the surgeon are silicone implants which have begun to show long-term problems, including degradation of silicone; and fusion of the joint, which eliminates the pain but also limits the functional use of the particular digit. Utilizing its membrane and screw technologies, the Company has created a new system for the repair of joints in the fingers and toes. The Company's small joint replacement prosthesis consists of flexible pins that penetrates a mesh of reinforced PDLA. The prosthesis is used as a system to reconnect finger and/or toe joints after the removal of a diseased joint. The mesh provides the patient with a temporary, flexible joint that does not interfere with the natural healing process. Fixed in place with a pin, the joint is designed to be functional and load-bearing at an earlier stage than has been demonstrated with silicone implants and to create a pseudo-joint after resorption.

         Product development involves a high degree of risk. There can be no assurance that the Company's new product candidates in various early stages of development will prove to be safe and effective, will receive the necessary regulatory approvals or will ultimately be commercially successful. These product candidates will require substantial additional investment, laboratory development, clinical testing and FDA or other agency approval prior to their commercialization. The Company's inability to successfully develop and introduce these product candidates on a timely basis or at all, or achieve market acceptance of such products, could have a material adverse effect on the Company's business, financial condition and results of operations.

Sales, Marketing and Distribution

          The Company sells its products through a managed network of independent sales agents in the U.S. and independent distributors and dealers in markets outside of the U.S. In the U.S., the Company manages a network of agents who are responsible for particular orthopaedic products and territories. In managing its U.S. network, the Company maintains a direct relationship with its medical community customers by handling all invoicing functions directly and paying commissions to its sales agents. The Company supports its U.S. managed network of sales agents with an in-house staff of trainers and managers who supplement the work of the sales agents, providing training to orthopaedic surgeons with respect to the features and modalities applicable to particular resorbable implant products. In Europe, the Company sells its products through networks of independent distributors and dealers that purchase products from the Company at discounts that vary by product and by market. These international distributors and dealers have the primary relationships with the physicians and hospitals that are using the Company's products. The Company typically operates under written agreements with its domestic and international sales agents, distributors and dealers. These agreements grant the dealers the right to sell the Company's products within a defined territory and permit the distributors to sell other medical products.

Manufacturing

          The Company currently manufactures all of its implant products in its Tampere, Finland facility. All finished goods production, packaging and testing are conducted in a validated clean room with physically separate areas of varying types of air quality designed specifically for the production of resorbable polymeric materials and products. Substantially all aspects of the manufacturing process are subject to, and are designed to comply with, the FDA's Good Manufacturing Practices ("GMP") requirements. The facility is subject to inspection by the FDA and European regulatory agencies. The Company has received a European Community ("EC") Design Examination and an EC quality system Certificate and is entitled to affix a CE marking on all of its currently marketed orthopaedic, dental and cranio-facial products. See "Government Regulation."

         The Company employs two separate processes to produce its Self-Reinforced polymers. The sintering process, used only for PGA products, involves the compression of polymer threads laid in molds to permit the bonding of such threads without melting the materials. The die drawing process, used for PLLA, PGA and PDLA products, runs polymers through a die in order to create reinforcing elements or fibrils. Both processes are supervised by experienced personnel and are subjected to quality control checks until final sterility testing and batch control paperwork has been completed. Microbial testing of the final product is contracted to an FDA-registered facility in the U.S. Much of the machinery utilized by the Company in the manufacturing process was either created by the Company's technical team or has been modified by that team to meet the Company's requirements.

         The raw materials for the Company's PLLA materials are currently available from three qualified sources. The raw materials for the Company's PGA products are currently provided to the Company by two qualified sources. These raw materials have been utilized in products cleared by the FDA and the Company's suppliers maintain Device Master Files at the FDA that contain basic toxicology and manufacturing information accessible to the FDA. The Company does not have long-term supply contracts with any of such suppliers, although it is currently negotiating a supply agreement with its principal PLLA supplier. In the event that the Company is unable to obtain sufficient quantities of such raw materials on commercially reasonable terms, or in a timely manner, the Company would not be able to manufacture its products on a timely and cost-competitive basis which, in turn, would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if any of the raw materials for the Company's PLLA products are no longer available in the marketplace, the Company would be forced to further develop its technology to incorporate alternate components. The incorporation of new raw materials into the Company's existing products would likely require clearance or approval from the FDA. There can be no assurance that such development would be successful or that, if developed by the Company or licensed from third parties, devices containing such alternative materials would receive FDA clearance on a timely basis, or at all.

          The Company intends to establish manufacturing capabilities in the U.S. in order to increase its manufacturing capacity for its existing and new products. The Company anticipates that it will either (i) equip and operate a leased facility in the eastern U.S. or (ii) contract with a third party to provide a manufacturing capability to the Company. The Company presently is exploring both of these alternatives. If the Company chooses to use a contract manufacturer, the Company would likely equip the manufacturer's facility, with the objective of ultimately transitioning to a Company-owned or Company-leased facility. The Company believes that on an interim basis, contract manufacturing may enable the Company to save certain staffing costs and enable senior management to focus on other aspects of its business; however, savings in staffing costs may be outweighed by fees payable to the contract manufacturer. Regardless of the approach to be utilized, the Company currently plans to commence packaging and sterilization functions in the U.S. in 1998 and to commence the balance of the manufacturing process in the U.S. by 2000. The foregoing statement regarding such plans constitutes a Forward-Looking Statement. Actual timing could differ materially from such plans as a result of a number of factors, including the availability of trained personnel, the availability of necessary resources, space location factors and other factors cited in this paragraph. While the Company's plans may change, the Company anticipates that once full manufacturing commences in the U.S. facility, the Company will seek to manufacture the Company's entire product line both domestically and abroad. There can be no assurance that the Company will not encounter difficulties in scaling up production in the U.S., including problems involving production yield, quality control and assurance, and shortage of qualified personnel. In addition, the U.S. facility will be subject to GMP regulations, international quality control standards and other regulatory requirements. Difficulties encountered by the Company in manufacturing scale-up or the failure by the Company to establish and maintain the U.S. facility in accordance with such regulations, standards or other regulatory requirements could entail a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company continues to upgrade its production machinery and processes in Finland to address increased demand. No assurance can be given that the integration of these machines into the production process will occur within the scheduled time frame or will not result in difficulties in scale-up that could lead to delays in filling orders in the future.

Licenses, Trade Secrets, Patents and Proprietary Rights

         The Company believes that its success is dependent in part upon its ability to preserve its trade secrets, obtain and maintain patent protection for its technologies, products and processes, and operate without infringing the proprietary rights of other parties. As a result of the substantial length of time and expense associated with developing and commercializing new medical devices, the medical device industry places considerable importance on obtaining and maintaining trade secrets and patent protection for new technologies, products and processes.

         The Company's patent strategy has been to seek patent protection for the technologies that produce the Company's Self-Reinforced resorbable polymer products and, when available, for the products themselves. The Company owns or has licenses to patents issued in the United States and in various foreign countries and has patent applications pending at the U.S. PTO and in the patent offices of various foreign countries. The Company's four principal U.S. patents (two of which are owned by the Company and two of which are licensed to the Company on an exclusive basis) will expire between 2004 and 2008. The two principal U.S. patents owned by the Company relate to the Company's Self-Reinforced resorbable polymer products, the Company's sintering process, and resorbable polymer products produced from the Company's controlled drawing process. The Company has received a notice of allowance for its U.S. patent application that relates to the Company's resorbable stent technology. The Company's other patents and patent applications relate to various uses for Self-Reinforced resorbable polymers, either alone or in combination with other resorbable polymers or biocompatible materials, and generally involve specific applications or improvements of the technologies disclosed in the Company's principal patents and patent applications. European counterparts to the two principal U.S. patents that are owned by the Company and the Japanese counterpart to one such patent are currently the subject of opposition proceedings. In addition, the Japanese counterpart to another of the Company's U.S. patent applications is being opposed. The Company is vigorously defending its European and Japanese patent positions in these proceedings. One of these European patents was revoked by the European Patent Office for lack of novelty based on an earlier publication. The Company successfully appealed the European Patent Office's revocation decision and has had that patent reinstated. The other European patent and the Japanese patent applications are being challenged on lack of novelty and inventiveness grounds on the basis of disclosures made in patent and other publications. The validity of the European patent has been recently upheld by the European Patent Office. No assurance can be given that this favorable decision will not be appealed or that, if appealed, this favorable decision will not be reversed. Further, no assurance may be given as to the outcome of the pending Japanese opposition proceedings. In order to clarify and confirm its U.S. patent position, the Company has requested reexamination by the U.S. PTO of the two principal U.S. patents owned by the Company. No assurance can be given as to whether the issues raised in the reexamination proceedings will be resolved in the Company's favor. The reexamination process is expected to continue at least through the fourth quarter of 1998 and could extend beyond that date. Such reexamination could result in some or all of the patent claims set forth in these two U.S. patents being altered to provide narrower coverage or determined to be unpatentable. No assurance can be given as to the outcome of the reexamination process. Narrowing of the coverage or a holding of unpatentability in relation to one or both of these two principal U.S. patents may significantly ease entry to the U.S. market for the products of the Company's competitors and could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company also relies upon trade secret protection for certain unpatented aspects of its proprietary technology, including its Self-Reinforcing technology. Although the Company has taken steps to protect its trade secrets and know-how, through the use of confidentiality agreements with its employees and certain of its business partners and suppliers, there can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, that others will not independently develop or otherwise acquire substantially equivalent proprietary technology, information or techniques, that others will not otherwise gain access to or disclose the Company's proprietary technologies or that any particular proprietary technology will be regarded as a trade secret under applicable law. There can be no assurance that the steps taken by the Company will prevent misappropriation of its trade secrets. As a result of the reliance that the Company places on its trade secrets, loss of the Company's trade secret protection in this area would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Competition

         Competition in the medical device industry is intense both in the U.S. and abroad. In orthopaedics, the Company's principal competitors are the numerous companies that sell metal implants The Company competes with the manufacturers and marketers of metal implants by emphasizing the ease of implantation of the Company's Self-Reinforced, resorbable implants, the cost effectiveness of such products and the elimination of risks associated with the failure to perform removal surgeries. Within the resorbable implant market, Johnson & Johnson sells an FDA-cleared resorbable product for use in the fracture fixation market. Smith & Nephew, U.S. Surgical, Zimmer (a subsidiary of Bristol Myers-Squibb), Howmedica (a division of Pfizer) and Synthes have reported that they are developing resorbable products for internal fixation. The Company is competing with Johnson & Johnson and expects to compete with the other manufacturers of resorbable internal fixation devices primarily on the basis of the physiological strength of the Company's polymers and the length of the strength retention time demonstrated by the Company's products.

         In knee arthroscopy for meniscal repair, the Company's Meniscus Arrow products compete with a non-resorbable product marketed by Smith & Nephew, with a resorbable staple from U.S. Surgical and with a series of suturing techniques developed by orthopaedic surgeons for the repair of the meniscus. The Company is aware that several companies, including Linvatec, Johnson & Johnson and Innovasive Devices, are developing and testing products with approaches to meniscus repair similar to the Company's approach.

         In urology, several companies have developed temporary metal or non-resorbable polymer stents for use in the ureter or urethra or for use in the treatment of prostate disease. The Company is not presently aware of any substantial development of resorbable stents for this application outside of the Company's efforts in Europe. The Company believes that the difficulty and discomfort associated with the subsequent removal of temporary non-resorbable stents should provide the Company's Self-Reinforced, resorbable urology stents with a potential competitive advantage.

          Overall, the Company believes that the primary competitive factors in the markets for its products are safety and efficacy, ease of implantation, quality and reliability, pricing and the cost effectiveness of resorbable products as compared with non-resorbable products. In addition, the length of time required for products to be developed and to receive regulatory approval is an important competitive factor. The Company believes that it competes favorably with respect to these factors, although there can be no assurance that it will continue to do so. For information regarding the potential impact of certain competitive practices upon the Company's performance during the first six months of 1998, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Results of Operations For the Years Ended December 31, 1995, 1996 and 1997 - Product Sales."

         The medical device industry is characterized by rapid product development and technological advancement. The Company's products could be rendered noncompetitive or obsolete by technological advancements made by the Company's current or potential competitors. There can be no assurance that the Company will be able to respond to technological advancements through the development and introduction of new products. Moreover, many of the Company's existing and potential competitors have substantially greater financial, marketing, sales, distribution and technological resources than the Company. Such existing and potential competitors may be in the process of seeking FDA or other regulatory approvals, or patent protection, for their respective products or may also enjoy substantial advantages over the Company in terms of research and development expertise, experience in conducting clinical trials, experience in regulatory matters, manufacturing efficiency, name recognition, sales and marketing expertise or the development of distribution channels. Since the Company's products compete with procedures that have, over the years, become standard within the medical community, there also can be no assurance that the procedures underlying the Company's resorbable products will be able to replace more established procedures and products. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

Government Regulation

         United States. Products manufactured or marketed by the Company in the U.S. are subject to extensive regulation by the FDA. Pursuant to the Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder (the "FDC Act"), the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, warnings letters, import detentions, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

         Under the FDC Act, medical devices are classified into three classes (class I, II or III), on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and efficacy. Under the FDA's regulations, class I devices are subject to general controls (for example, labeling, premarket notification and adherence to GMPs) and class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, class III devices are those which must receive premarket approval by the FDA to ensure their safety and efficacy (for example, life-sustaining, life-supporting and certain implantable devices, or new devices which have not been found substantially equivalent to legally marketed Class I or Class II devices). The Company believes that its products are class II or class III devices.

         Before a new device can be introduced into the market in the U.S., the manufacturer or distributor generally must obtain FDA marketing clearance through either a 510(k) premarket notification or a PMA application. The Company believes that it usually takes from four to twelve months from submission to obtain 510(k) clearance, although it can take longer, and that the FDA's review of a PMA application after it is accepted for filing can last from one to three years, or even longer. If a medical device manufacturer or distributor can establish, among other things, that a device is "substantially equivalent" in intended use and technological characteristics to a class I or class II medical device or a pre-amendment class III medical device for which the FDA has not called for PMAs, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k). The 510(k) must be supported by appropriate information establishing to the satisfaction of the FDA the claim of substantial equivalence to a legally marketed predicate device. In recent years, the FDA has been requiring a more rigorous demonstration of substantial equivalence, including more frequent requests for clinical data in 510(k) submissions.

         If clinical testing of a device is required and if the device presents a "significant risk", an Investigational Device Exemption ("IDE") application must be approved prior to commencing clinical trials. The IDE application must be supported by data, typically including the results of laboratory and animal testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards ("IRBs"), clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the agency. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval. In all cases, the clinical trials must be conducted under the auspices of an IRB pursuant to FDA regulations. The Company's failure to adhere to regulatory requirements generally applicable to clinical trials and to the conditions of an IDE approval could result in a material adverse effect on the Company, including an inability to obtain marketing clearance or approval for its products. There can be no assurance that any clinical study proposed by the Company will be permitted by the FDA, will be completed or, if completed, will provide data and information that supports FDA clearance or approval.

         Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution unless and until an order is issued by the FDA finding the product to be substantially equivalent. In response to a 510(k), the FDA may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the U.S. The FDA, however, may require further information, including clinical data, to make a determination regarding substantial equivalence, or may determine that the proposed device is not substantially equivalent and require a PMA. Such a request for additional information or determination that the device is not substantially equivalent would delay market introduction of the product. There can be no assurance that the Company will obtain 510(k) premarket clearance within satisfactory time frames, if at all, for any of the devices for which it may file a 510(k).

         For any medical device cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission.

         If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor must seek premarket approval of the proposed device through submission of a PMA. A PMA must be supported by extensive data, including laboratory, preclinical and clinical trial data to prove the safety and effectiveness of the device, and extensive manufacturing information. Following receipt of a PMA, if the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will "file" the application. The PMA approval process can be lengthy, expensive and uncertain. If granted, the approval of the PMA may include significant limitations on the indicated uses for which a product may be marketed.

         To date, all of the Company's products sold in the U.S. have received 510(k) clearance. Furthermore, the FDA is generally familiar with the toxicological properties of polymers used in the Company's orthopaedic products and to date has not required extensive preclinical or clinical testing with respect to biocompatibility as a condition of granting 510(k) clearance to those products. In certain submissions for orthopaedic products, the Company obtained clearance within 90 days of submission. Other submissions by the Company, however, have taken longer. The FDA has advised the Company that its urology stent will require PMA approval. There can be no assurance that the FDA will not determine that other products currently in development by the Company or future products must also undergo the more costly, lengthy and uncertain PMA approval process or that the FDA's familiarity with the Company's polymers will shorten the FDA's review time or reduce testing requirements for either 510(k) clearance or PMA approval.

         There can be no assurance that the Company will be able to obtain further 510(k) clearances or PMA approvals, if required, to market its products for their intended uses on a timely basis, if at all. Moreover, regulatory approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed. Delays in the receipt of or the failure to obtain such clearances or approvals, the need for additional clearances or approvals, the loss of previously received clearances or approvals, unfavorable limitations or conditions of approval, or the failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Manufacturers of medical devices for marketing in the U.S. are required to adhere to the Quality System Regulation ("QSR") setting forth detailed GMP requirements, which include testing, control and documentation requirements. The QSR revises the previous GMP regulation and imposes certain enhanced requirements that are likely to increase the cost of compliance. Enforcement of GMP requirements has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly scrutinized. Manufacturers must also comply with Medical Device Reporting ("MDR") requirements that a company report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Delays in the receipt of, or the failure to obtain, regulatory clearances and approvals, the restriction, suspension or revocation of regulatory clearances and approvals, if obtained, or any failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

         From time to time the FDA has made changes to the GMP requirements which increase the cost of compliance. Changes in existing laws or requirements or adoption of new laws or requirements could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not incur significant costs to comply with applicable laws and requirements in the future or that applicable laws and requirements will not have a material adverse effect upon the Company's business, financial condition and results of operations.

         The Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, environmental protection, and fire hazard control. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company's business, financial condition and results of operations.

         Regulations regarding the development, manufacture and sale of the Company's products are subject to change. The Company cannot predict the impact, if any, that such changes might have on its business, financial condition and results of operations.

         International. Sales of medical devices outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. In most instances, the Company currently relies on its distributors for the receipt of premarket approvals and compliance with clinical trial requirements in those foreign countries that require them. Many countries in which the Company intends to operate either do not currently regulate medical devices or have minimal registration requirements; however, these countries may develop more extensive regulations in the future that could adversely affect the Company's ability to market its products. Other countries have requirements similar to those of the U.S. The disparity in the regulation of medical devices among foreign countries may result in more rapid product clearance in certain countries than in others. The products sold by the Company are subject to premarket approval as well as other regulatory requirements in many countries.

         In order to continue selling its products within the European Economic Area following June 14, 1998, the Company is required to achieve compliance with the requirements of the Medical Devices Directive (the "MDD") and affix CE marking on its products to attest such compliance. To achieve this, the Company's products must meet the Essential Requirements as defined under the MDD relating to safety and performance of its products and the Company must successfully undergo verification of its regulatory compliance ("conformity assessment") by a Notified Body selected by the Company. The nature of such assessment will depend on the regulatory class of the Company's products. Under European law, the Company's products are likely to be in class III. In the case of class III products, the Company must (as a result of the regulatory structure which the Company has elected to follow) establish and maintain a complete quality system for design and manufacture as described in Annex II of the MDD (this corresponds to a quality system for design described in ISO 9001 and EN 46001 standards). The Notified Body must audit this quality system and determine if it meets the requirements of the MDD. In addition, the Notified Body must approve the specific design of each device in class III. The Company received an EC Design Examination and an EC quality system Certificate from a Notified Body on January 23, 1997. As part of the design approval process, the Notified Body must also verify that the products comply with the Essential Requirements of the MDD. In order to comply with these requirements, the Company must, among other things, complete a risk analysis and present sufficient clinical data. The clinical data presented by the Company must provide evidence that the products meet the performance specifications claimed by the Company, provide sufficient evidence of adequate assessment of unwanted side-effects and demonstrate that the benefits to the patient outweigh the risks associated with the device. The Company will be subject to continued supervision by the Notified Body and will be required to report any serious adverse incidents to the appropriate authorities. The Company also will be required to comply with additional national requirements that are beyond the scope of the MDD. The Company is entitled to affix a CE marking on all of its currently marketed orthopaedic, dental and cranio-facial products. The Company submitted its required design dossier for the Company's stent products in March 1998. Failure to obtain a CE marking for the Company's stent products by June 14, 1998 would mean that the Company would be unable to sell such products in the European Economic Area unless and until compliance was achieved. There can be no assurance that the Company will be able to achieve and/or maintain compliance required for CE marking for any or all of its products or that it will be able to produce its products in a timely and profitable manner while complying with the requirements of the MDD and other regulatory requirements.

Third-Party Reimbursement

         In the U.S. and other markets, health care providers such as hospitals and physicians, that purchase medical devices, such as the Company's products, generally rely on third-party payors, including Medicare, Medicaid and other health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used. The Company believes that, to date, domestic health care providers have been reimbursed in full for the cost of procedures which utilize the Company's products. However, there can be no assurance that third-party reimbursement for such procedures will be consistently available or that such third-party reimbursement will be adequate. There is significant uncertainty concerning third-party reimbursement for the procedures which utilize any medical device incorporating new technology. Reimbursement by a third-party payor may depend on a number of factors, including the payor's determination that the use of the Company's products are clinically useful and cost-effective, medically necessary and not experimental or investigational. Since reimbursement approval is required from each payor individually, seeking such approvals can be a time consuming and costly process which, in the future, could require the Company to provide supporting scientific, clinical and cost-effectiveness data for the use of the Company's products to each payor separately. Congress and certain state legislatures have considered reforms in the health care industry that may affect current reimbursement practices, including controls on health care spending through limitations on the growth of Medicare and Medicaid spending. The development of managed care programs in which the providers contract to provide comprehensive health care to a patient population at a fixed cost per person has also given rise to substantial pressure on health care providers to lower costs.

         Outside the U.S., the success of the Company's products is also dependent in part upon the availability of reimbursement and health care payment systems. These reimbursement and health care payment systems vary significantly by country, and include both government sponsored health care and private insurance plans. Accordingly, there can be no assurance that third-party reimbursement available under any one system will be available for procedures utilizing the Company's products under any other reimbursement system. Several governments have recently attempted to dramatically reshape reimbursement policies affecting medical devices. Typically, the Company's international independent distributors have obtained any necessary reimbursement approvals.

          The  ability  of  hospitals  and  physicians  to  obtain   appropriate
reimbursement from government and private third-party payors for procedures in which the Company's products are used is critical to the success of the Company. Failure by such users of the Company's products to obtain sufficient reimbursement from third-party payors for procedures in which the Company's products are used, or adverse changes in government and private payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business, financial condition and results of operations.

Product Liability and Insurance

         The Company's business is subject to product liability risks inherent in the testing, manufacturing and marketing of the Company's products. There can be no assurance that product liability claims will not be asserted against the Company or its licensees. While the Company maintains product liability insurance, there can be no assurance that this coverage will be adequate to protect the Company against future product liability claims. In addition, product liability insurance is expensive and there can be no assurance that product liability insurance will be available to the Company in the future, on terms satisfactory to the Company, if at all. A successful product liability claim or series of such claims brought against the Company in excess of its coverage could have a material adverse effect on the Company's business, financial condition and results of operations.

Employees

         As of December 31, 1997, the Company employed 70 full-time employees; 28 full-time employees in the U.S. and 42 full-time employees in Finland. Of its full-time employees, at that date 19 were engaged in sales and marketing, 10 were engaged in research, development, regulatory and quality assurance matters, 28 were engaged in manufacturing and 13 were engaged in financial and administrative services. The Company also contracts with independent consultants from time to time. The Company's Finnish production and office employees are members of a union and the terms of their employment are governed in part by a collective bargaining agreement. The Company believes that it maintains satisfactory relations with its employees.

Item 2.  Properties

         The Company currently operates two facilities, a central manufacturing facility in Tampere, Finland that is part owned and part leased by the Company and office space in Blue Bell, Pennsylvania that is leased by the Company. The Finnish facility, comprising approximately 15,000 square feet, is located in an industrial science park adjacent to the Technical University at Tampere. Currently, that facility houses the Company's manufacturing, quality control and product development functions and serves as the Company's European customer service and central shipping location. The Company operates its corporate headquarters, its executive offices and its worldwide marketing and sales operations from its 7,300 square foot office space in Pennsylvania. The annual rent on these facilities is approximately $215,000. In addition, in order to establish a U.S. manufacturing presence, the Company anticipates that it will either (i) equip and operate a leased facility in the eastern U.S. or (ii) contract with a third party to provide a manufacturing capability to the Company. No specific site has been selected. See "Business--Manufacturing".

Item 3.  Legal Proceedings

         Reference is made to "Business--Licenses, Trade Secrets, Patents and Proprietary Rights" for information regarding certain patent proceedings. The Company is subject from time to time to various other legal proceedings ("Other Proceedings"), including product liability claims, which arise in the ordinary course of its business. The Company believes that no existing Other Proceedings are likely to have a material adverse effect on its business, financial condition, and results of operations.

Item 4.  Submissions of Matters to a Vote of Security Holders

         Not applicable.

Item 4A.  Executive Officers of the Registrant

         The Company's executive officers, their respective ages (as of December 31, 1997) and their positions with the Company are set forth below:


Name                  Age                                   Position

David W. Anderson      45  President, Chief Executive Officer and Director
Pertti Tormala         52  Executive Vice President, Research and Director
Michael J. O'Brien     37  Vice President, Finance and Administration and Chief
                           Financial Officer
Pertti Viitanen        47  Managing Director of the Company's Finnish subsidiary
Stephen A. Lubischer   35  Vice President, U.S. Sales
Michael J. Simpson     52  President, Cranio-Facial Division

         David W. Anderson has been the President and Chief Executive Officer and a member of the Board of Directors of Bionx Implants, Inc. since its inception in 1995. He has served as the chief executive officer of the Company's operating subsidiaries since December 1994. Prior to joining the Company, he was the President and Chief Executive Officer of Kensey Nash Corporation, a developer of cardiology products, from 1992 to 1994. From 1989 to 1992, Mr. Anderson was a Vice President of LFC Financial Corp., a private investment and venture capital company, with responsibility for healthcare. From 1986 to 1989, he was a founder and Executive Vice President of Osteotech, Inc., a high technology orthopaedic company. Mr. Anderson also served in a number of operations and general management positions with Schering Plough Corporation, a pharmaceutical and health care products manufacturer, from 1978 to 1986.

         Pertti Tormala is a founder of the Company's Finnish subsidiaries and has directed the Company's research and development work since the mid -1980's. He has been a director of Bionx Implants, Inc. since its inception. Professor Tormala is the Chairman of the Institute of Biomaterials at the Technical University at Tampere and is an international lecturer on the science and application of bioabsorbable Self-Reinforced polymers in medicine. In 1995, Professor Tormala was elected to an Academy Professor Chair by the Finnish Academy. He has written and published a substantial number of peer reviewed articles, many on resorbable polymers. Professor Tormala received a Masters Degree and Ph.D. in Polymer Chemistry from the University of Helsinki.

         Michael J. O'Brien joined the Company in November 1996 as Vice President, Finance and Administration, and Chief Financial Officer. From January 1996 to October 1996, Mr. O'Brien served as a financial consultant to Biocyte Corporation and Immunotherapy, Inc. From July 1993 to January 1996, Mr. O'Brien was the Chief Financial Officer, and from December 1994 to January 1996 Mr. O'Brien was the President and acting Chief Executive Officer, of Biocyte Corporation, a biopharmaceutical company engaged in stem cell transplantation. From September 1986 to February 1993, he held senior finance and operations positions at international sites with The Ultimate Corporation, a computer hardware reseller, and from February 1993 to July 1993, he served as a consultant to The Ultimate Corporation. He began his career as an auditor with the accounting firm of Deloitte & Touche.

         Pertti Viitanen has been the Managing Director of the Company's Finnish operations since 1990. Prior to joining the Company, he was the production and export manager for a major Finnish plastics manufacturer from 1981 to 1990. From 1968 to 1981, Mr. Viitanen held positions of increasing responsibility in sales and operations at companies in the paper and machine tool industries. Mr. Viitanen received a Masters in Science Degree in Plastics Technology from the Technical University at Tampere.

         Stephen  A.  Lubischer  joined  the  Company  in  April  1996  as  Vice
President, U.S. Sales. Prior to joining the Company, Mr. Lubischer held positions in sales and distribution management at Interpore International, a manufacturer and marketer of bone substitute materials, from 1990 to April 1996. He also held sales positions with the Critikon subsidiary of Johnson & Johnson from 1987 to April 1990.

         Michael J. Simpson joined the Company in September 1997 as President of the Company's cranio-facial division. Prior to joining the Company, Mr. Simpson served as President of Synthes Maxillofacial and Vice President Sales and Marketing, Synthes (USA) for the period 1982-1996. Synthes is a leading manufacturer and marketer of skeletal fixation implants. From 1969 to 1982, Mr. Simpson held a variety of medical device sales and marketing positions at Stryker and Baxter V. Mueller.

         Executive officers serve at the discretion of the Board, subject to the provisions of applicable employment agreements.


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         (a) Market and Dividend Information

         The Company's Common Stock commenced trading on the Nasdaq National Market System under the symbol "BINX" on April 25, 1997. The following table sets forth, for the periods indicated, the intra-day high and low sales prices per share of Common Stock on the Nasdaq National Market System:

                                                   High               Low

Second Quarter Ended June 30, 1997
     (from April 25, 1997)................        $20.00            $10.50
Third Quarter Ended September 30, 1997....         29.75             16.00
Fourth Quarter Ended December 31, 1997....         26.50             20.00

         As of February 2, 1998, there were 71 stockholders of record of the Company's Common Stock. The Company estimates that as of such date, there were approximately 2,930 beneficial owners of its Common Stock, although no assurances can be given with respect to the accuracy of this estimate.

         The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any future earnings for funding its growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

         (b) Use of Proceeds

         The Company's initial public offering was effected pursuant to a registration statement on Form S-1 (No. 333-22359) declared effective by the Securities and Exchange Commission (the "SEC") on April 24, 1997. The offering commenced on April 25, 1997 and terminated after all securities were sold. Pursuant to Rule 463, the following information is presented to supplement the related information set forth in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997:

         (i) From April 25, 1997 through December 31, 1997, the Company has used the following amount of the net proceeds from such offering for the following categories enumerated by the SEC:

                                                        Reasonable Estimated
                                                               Amount
                                                        ------------------------
Category                                                   (in thousands)

Construction of plant, building and facilities            $      80
Purchase and installation of machinery and equipment            326
Purchases of real estate                                          -
Acquisition of other businesses                                   -
Repayment of indebtedness                                       655
Working capital                                                   -
Short term investments                                       20,039
Other purposes for which at least $100,000                        -
  has been used

         (ii) None of the above-mentioned uses of proceeds represented direct or indirect payments to directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity security of the Company or to affiliates of the Company. Such uses do not represent a material change in the use of proceeds described in the above-mentioned registration statement.

Item 6.  Selected Financial Data

         The following consolidated selected financial data is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related Notes thereto included elsewhere in this Annual Report. The Consolidated Statement of Operations data for the years ended December 31, 1995, 1996 and 1997 and the Consolidated Balance Sheet data as of December 31, 1996 and 1997 are derived from audited Consolidated Financial Statements of the Company included elsewhere in this Annual Report. The Consolidated Statement of Operations data for the years ended December 31, 1993 and 1994 and the Consolidated Balance Sheet data at December 31, 1993, 1994 and 1995 are derived from audited and unaudited consolidated financial statements not included in this Annual Report.


                                                                                Year Ended December 31,
                                                            -------------------------------------------------------------------
                                                             1993(1)         1994           1995           1996        1997
                                                                         (In thousands except per share amounts)

Consolidated Statement of Operations Data:
Revenues..................................................   $1,177        $1,280          $1,622        $5,379       $16,014
Gross Profit..............................................      831           804           1,084         3,165        12,336
Operating Expenses........................................    1,135           883           2,439         7,819        10,579
Operating income (loss)...................................     (304)          (79)         (1,355)       (4,654)        1,757
Net income (loss).........................................     (219)         (162)         (1,478)       (4,992)        2,158
Pro forma earnings (loss) per share(2):
     Basic................................................                                                (0.89)         0.24
     Diluted..............................................                                                (0.89)         0.23
Shares used in computing pro forma earnings (loss) per
share(2):
     Basic................................................                                                5,621        8,916
     Diluted..............................................                                                5,621        9,251

                                                                                       December 31,
                                                            --------------------------------------------------------------------
                                                               1993(1)       1994            1995          1996        1997
                                                               ----          ----            ----          ----        ----

Consolidated Balance Sheet Data:
Working capital (deficit).................................  $  (224)      $  (164)        $  (576)      $ 2,046       $24,549
Total assets..............................................    2,551         2,029           1,794         9,370        33,541
Long-term debt less current portion.......................      890           301             896           590           115
Mandatorily redeemable convertible
   preferred stock........................................       --            --              --         5,000            --
Accumulated deficit.......................................     (956)       (1,215)         (2,693)       (7,686)       (5,527)
Total stockholders' equity (deficit)......................      333          (280)         (1,036)        1,023        29,081


--------------------
(1) Consolidated Statement of Operations Data for the year ended December 31, 1993 and the Consolidated Balance Sheet Data as of December 31, 1993 have been derived from unaudited financial statements of the Company.
(2) See Note 2 of Notes to Consolidated Financial Statements for information concerning the computation of pro forma earnings (loss) per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto presented elsewhere herein. The discussion in this Annual Report on Form 10-K contains Forward-Looking Statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in the Forward-Looking Statements. Factors that could cause or contribute to such differences include, without limitation, those discussed in Exhibit 99.1, in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the caption "Business" in this Annual Report on Form 10-K.

Overview

         The Company was founded in 1984 to develop certain resorbable polymers for orthopaedic uses. The Company has incurred substantial operating losses since its inception and, as of December 31, 1997, had an accumulated deficit of approximately $5.5 million. Such losses have resulted principally from expenses associated with the development and patenting of the Company's Self-Reinforcing technologies and resorbable implant designs, preclinical and clinical studies, preparation of submissions to the FDA and foreign regulatory agencies, the development of sales, marketing and distribution channels, the write-off of acquired in-process research and development, and the development of the Company's manufacturing capabilities. Although the Company's revenues grew significantly in the second half of 1996 and during 1997 and although the Company reported a profit for 1997, no assurance can be given that this trend will continue or that revenues of any magnitude will exceed expenses incurred in anticipation of future growth. There can be no assurance that the Company will be able to successfully commercialize its products or that profitability will continue.

         The Company first introduced its PGA pins in 1984 and its PGA screws in 1986. In 1987, the Company introduced its first PLLA products, PLLA pins. PLLA screws were introduced in 1989. Since the introduction of these products, the Company has expanded its PGA and PLLA pin and screw product lines to address additional clinical indications. The Company's PGA membrane product was introduced in 1992, and, in 1995, the Company launched its Meniscus Arrow, PLLA tacks, and PGA and PLLA urology stents. Prior to 1996, the Company derived substantially all of its revenue from sales of its PLLA and PGA screws and pins. A substantial portion of the Company's revenues and revenue growth in the second half of 1996 and during all of 1997 resulted from sales of the Meniscus Arrow, which received FDA clearance in March 1996. To date, all products sold by the Company have been launched first in international markets. During 1995, 1996 and 1997, international product sales represented 65%, 32% and 15%, respectively, of the Company's total product sales. See Note 14 of the Notes to the Company's Consolidated Financial Statements.

          The Company typically sells implant grade, stainless steel surgical instruments for use with each of its Self-Reinforced, resorbable products. The margins for these instruments are typically lower than the margins applicable to the Company's implant products. However, since orthopaedic companies operating in the U.S. have traditionally loaned rather than sold instruments to their customers, the Company anticipates that in the future, it will be necessary for the Company to provide an increasing proportion of its instrumentation in the U.S. on a loan basis. Similar practices are not common in international markets. For financial statement purposes, revenues from the sale of instrumentation systems are included within product sales and costs associated with such systems are included within cost of goods sold. The Company's instrumentation systems are reusable. Accordingly, sales and loans of such systems are likely to be most pronounced in periods shortly after product launches and likely to be less prevalent as penetration of the market increases over the long term. Thus, the negative impact on the Company's gross profit margins associated with sales and loans of a particular instrument system is expected to decrease after substantial market penetration has been achieved. Similarly, such impact is likely to lessen to the extent that sales and loans of instrument systems decrease as a percentage of total product sales. However, no assurance can be given as to the extent to which instrumentation sales will depress the Company's gross profit margins in the future.

         The Company sells its products through managed networks of independent sales agents, distributors and dealers. In the U.S., the Company handles all invoicing functions directly and pays commissions to its sales agents. Outside the U.S., the Company sells its products directly to distributors and dealers at discounts that vary by product and by market. Accordingly, the Company's U.S. sales result in higher gross margins than international sales. The Company anticipates that during the next few years, the relative percentage of its U.S. product sales to total product sales is likely to continue to increase. Since the Company pays commissions on sales made through its U.S. network, an increased percentage of U.S. sales in the future will likely result in an increase in the percentage of selling, general and administrative expenses to total sales. This increase will be partially offset by the higher gross margins received on products sold in the U.S.

         Outside of the orthopaedic market, the Company may seek to establish licensing or distribution agreements with strategic partners to develop certain products and to market and distribute products that the Company elects not to distribute through its managed networks of independent sales agents, distributors and dealers. The Company has licensed its membrane patent for use in dental and two other applications in Europe to Ethicon GmbH, a subsidiary of Johnson & Johnson. During 1995, 1996 and 1997, Ethicon GmbH paid the Company approximately $200,000, $201,000 and $0, respectively, in licensing fees. Ethicon GmbH has agreed to pay royalties to the Company upon the initiation of commercial sales of its membrane products, which were released for commercial sale in July, 1997. Revenues from the Company's sales of such products have not been material. Accordingly, no assurance can be given that royalty payments from Ethicon GmbH will be material. Furthermore, no assurance can be given that the Company will be able to enter into other license arrangements regarding other products on satisfactory terms.

         The Company has entered into agreements pursuant to which the Company is obligated to pay royalties based on net sales of certain of the Company's products, including the Meniscus Arrow. To the extent that sales of the Meniscus Arrow products and other licensed products increase in future periods, the Company's license obligations are expected to increase.

         The Company has benefited from the research and development activities of Dr. Pertti Tormala, the founder of the Company, at the Technical University in Tampere, Finland. Dr. Tormala is currently an Academy Professor at the Technical University and is permitted by the University to devote his efforts to developing products for the Company. Dr. Tormala utilizes a group of senior researchers, graduate students and faculty at the Technical University to perform research and development projects involving resorbable polymers and other topics relating to the Company's technology and manufacturing processes. This arrangement, permitted in Finland as a means of encouraging the commercialization of technological development, has resulted in substantial cost savings to the Company while greatly expanding its product development efforts. Any failure by the Company to obtain the continued services of Dr. Tormala, or any requirement that the Company fund research at a substantially increased level, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has hired certain senior researchers from the University program and anticipates that, in the future, more of its product development work will be performed and funded directly by the Company, thereby increasing the Company's research and development expenses.

         The Company currently manufactures its implant products solely at its Tampere, Finland plant. The Company intends to use a portion of its capital resources to establish a manufacturing capability in the U.S. The Company plans to establish this capability either by equipping and operating a leased facility or contracting with a third party to provide a manufacturing capability to the Company. The Company believes that on an interim basis, contract manufacturing may enable the Company to save certain staffing costs and enable senior management to focus on other aspects of its business. However, if the Company arranges for a third party to provide contract manufacturing in the U.S., fees payable to such manufacturer may exceed any savings in staffing costs and result in higher costs of goods sold and lower gross profit. Ultimately, in operating a U.S. facility, the Company will incur certain duplicative manufacturing costs which could result in higher costs of goods sold and lower gross profit margins. For information regarding the operations of the Company by geographic area, see
Note 14 of the Notes to the Company's Consolidated Financial Statements.

          While the Company's operating losses have resulted in net operating loss carryforwards of approximately $900,000 for income tax reporting purposes as of December 31, 1997, the extent to which such carryforwards are available to offset future U.S. and Finnish taxable income is significantly limited as a result of various ownership changes that have occurred in recent years. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of the U.S. portion of these carryforwards for federal income tax purposes. Furthermore, income earned by a foreign subsidiary may not be offset against operating losses of U.S. entities. The statutory tax rates applicable to the Company and its foreign subsidiaries vary substantially. Tax rates have fluctuated in the past and may do so in the future. See Note 12 of the Notes to the Company's Consolidated Financial Statements.

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

Results of Operations for the Years Ended December 31, 1995, 1996 and 1997

          Product Sales. The Company's product sales increased by 272% from $1.4 million in 1995 to $5.0 million in 1996 and by 213% to $15.8 million in 1997. The increase in product sales during 1996 primarily resulted from the U.S. introduction of the Company's Meniscus Arrow products in the second quarter of 1996; revenues from the sale of Meniscus Arrow products were approximately $2.4 million in 1996, as compared with $0.2 million in 1995. In addition, the 1996 sales increase reflects increased utilization of the Company's managed network of independent sales agents in the U.S., increased sales of the Company's existing products in international markets and increased instrumentation system sales. The increase in product sales in 1997 reflected further penetration in Meniscus Arrow sales in the United States (a 368% increase in 1997 to $11.2 million), as well as increased utilization of the Company's managed network of independent sales agents in the U.S. and increased sales of several non-Arrow products in both the U.S. and international markets. Revenues generated from the sale of instrumentation systems and related loaner fees represented 15%, 20% and 11% of total sales in 1995, 1996 and 1997, respectively, increasing from approximately $200,000 in 1995 to approximately $1.0 million in 1996 and $1.8 million in 1997. The 1996 and 1997 increases are attributable primarily to the U.S. introduction of the Meniscus Arrow during the second quarter of 1996; 1996 and 1997 instrumentation revenues relating to the Meniscus Arrow were approximately $453,000 and $850,000, respectively.

          During  the  first  quarter  of  1998,   the  Company   reported  that
discounting and other competitive practices by competitors launching new products were adversely impacting sales of the Meniscus Arrow. The Company estimates that for the first six months of 1998, such practices (which are not expected to continue on a long-term basis) are expected to reduce revenues from Meniscus Arrow sales by approximately $2.0 million from the Company's previous expectations. The immediately preceding sentence constitutes a Forward-Looking Statement. Actual results could differ materially from the projections in that sentence as a result of several factors, including the pricing practices of the Company's competitors and other factors set forth in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

          License and grant revenues. License and grant revenues increased by 29.3% from $267,000 in 1995 to $345,000 in 1996 and decreased by 29.9% to
$242,000 in 1997. The decline in revenue from 1996 to 1997 was due to the lack of any license revenue recorded in 1997, compared with $200,000 and $201,000 recorded in 1995 and 1996, respectively.

         Gross profit; gross profit margins. The Company's gross profit increased by 192.1% from $1.1 million in 1995 to $3.2 million in 1996 and by 290% to $12.3 million in 1997. The increase in the Company's gross profit during 1997 and 1996 primarily reflected the increased sales of Meniscus Arrow products after their introduction in the U.S. in the second quarter of 1996. Overall, the Company's gross profit margin declined from 66.8% in 1995 to 58.8% in 1996 and increased to 77.0% in 1997. Substantially all of the decline in 1996 is attributable to the inclusion within products sales and cost of goods sold of revenues and expenses associated with the purchasing and sale of instrumentation systems and to the accounting step-up in value of inventory related to the Reorganization. During 1997, the increase in gross profit margin was primarily due to the volume increase in revenues which created operational efficiencies in production. The Company's gross profit margin applicable to implant sales, representing implant revenues less related raw materials, direct labor and overhead and associated variable expenses, increased from 66.1% in 1995 to 66.7% in 1996 and to 80.2% in 1997. The improvement in this portion of the Company's gross profit margin in 1996 and 1997 resulted primarily from increased sales of higher margin Meniscus Arrow products, increased U.S. based sales, increased sales of higher margin PLLA products and the leveraging of certain fixed manufacturing costs over the Company's expanded revenue base.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by 109.2% from $2.2 million in 1995 to $4.5 million in 1996 and by 114% to $9.7 million in 1997. Such expenses were 159.8% of product sales in 1995, 89.9% of product sales in 1996 and 61.6% of product sales in 1997. The increases in the dollar amount of selling, general and administrative expenses during these periods were primarily attributable to increased commission payment obligations, reflecting the Company's increased product sales in the U.S., increased expenses in regulatory and patent activities, and increased expenses associated with establishing and supporting a managed network of independent sales agents in the U.S. Selling, general and administrative expenses have declined as a percentage of revenue due to increased efficiencies resulting from the leveraging of certain non-selling expenses over an expanded revenue base.

         Acquired  in-process  research and  development.  In September 1996, in connection with the Company's Reorganization, the Company recorded a non-recurring charge of $2.8 million for the acquisition of in-process research and development that had not yet reached technological feasibility.

         Research and development. Research and development expenses increased by 67.6% from $274,000 in 1995 to $460,000 in 1996 and by 89.3% to $871,000 in
1997. These increases reflected an increased volume of product development work being performed by the Company and increased staffing levels.

          Other income and expense. Other income and expense consists of interest income and expense and miscellaneous expense and income items. Interest expense remained relatively constant from 1995 to 1996. During 1997, the Company generated net interest income of $752,000 compared to net interest expense of $98,000 and $87,000 in 1995 and 1996, respectively. Funds obtained form the Company's initial public offering during the second quarter of 1997 generated the net interest income for 1997. A foreign currency transaction gain of $408,000 was recorded in "other income" in 1997. Net foreign currency transaction gain and losses in 1995 and 1996 were insignificant.

         Income taxes. Due to operating losses in Finland and in the U.S., the Company did not incur any tax obligations during 1995. In 1996, one of the Company's Finnish subsidiaries recorded a profit, which resulted in a Finnish tax liability of $208,000. In 1997, the Company recorded an income tax provision of $758,000, which primarily reflected the income generated in the Company's Finnish subsidiary.

         Net income.The Company reported net losses of $1,478,000 and $4,992,000 in 1995 and 1996 and net income of $2,158,000 in 1997.

         Pro Forma Earnings (Loss) Per Share. Pro forma earnings per share for 1997 was $0.24 (basic) and $.023 (diluted), as compared with a $0.89 loss (basic and diluted) in 1996. Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share (EPS). SFAS 128 establishes and simplifies the standards of computing earnings per share previously found in Accounting Principles Board Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. Under SFAS 128, basic earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options and warrants using the treasury stock method and are excluded if their effect is antidilutive.

         Pursuant to Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98 and SEC staff policy, all common shares issued during the periods prior to the Company's initial public offering ("IPO") for nominal consideration are presumed to have been issued in contemplation of the IPO and are to be included in the calculation of basic earnings (loss) per share as if they were outstanding for all periods presented. Similarly, common shares and potential common shares issued during the period prior to the IPO for nominal consideration are presumed to have been issued in contemplation of the IPO and are to be included in the calculation of diluted earnings (loss) per share, even though anti-dilutive, as if outstanding for all periods presented. The Company had no common or potential common shares issued for nominal consideration during the periods prior to the IPO.

         The calculation of shares used in computing pro forma basic and diluted earnings (loss) per share also includes the Company's mandatorily redeemable convertible preferred stock and related warrants, assuming conversion into shares of common stock (using the if-converted method) from the original date of issuance in 1996. The calculation also assumes that the shares issued in the Company's IPO were outstanding as of January 1, 1997.

Recent Accounting Pronouncements

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt this accounting standard as required. The adoption of this standard will have no impact on the Company's earnings, financial condition or liquidity, but will require the Company to classify items of other comprehensive income in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet.

         In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, and establishes new standards for reporting information about operation segments in annual financial statements and requires selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for periods beginning after December 15, 1997. This Statement affects reporting in financial statements only and will have no impact on the Company's results of operations, financial condition or liquidity.

Year 2000 Compliance

         The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 hardware and software issues. The Company intends to confirm its compliance regarding Year 2000 issues for both internal and external information systems by the end of 1998. With respect to its own computer systems, the Company expects to upgrade, generally, in order to meet the demands of its expanding business. In the process, the Company is taking steps to identify, correct, or reprogram and test its existing systems for Year 2000 compliance. In addition, the Company intends to communicate with significant suppliers, financial institutions and other parties that provide significant services to the Company in order to obtain Year 2000 compliance from such third parties. Expenditures required to make the Company Year 2000 compliant will be expensed as incurred and are not expected to be material to the Company's consolidated financial position or results of operations. This expectation constitutes a Forward-Looking Statement. Actual results could differ materially from such expectation as a result of a number of factors, including the ability of the Company's significant suppliers and financial institutions to become Year 2000 compliant and the actual timing of the Company's upgrading of its own computer systems.

Quarterly Product Sales

         The following table presents unaudited product sales information for the quarters indicated. In the opinion of management, this information has been prepared on the same basis as the product sales data included in the Consolidated Financial Statements appearing elsewhere in this Annual Report of Form 10-K. Product sales for any period are not necessarily indicative of product sales to be expected for any future period.


                                                           in thousands)
1996
Quarter ended March 31.....................................$    666
Quarter ended June 30......................................     730
Quarter ended September 30.................................   1,212
Quarter ended December 31..................................   2,426

1997
Quarter ended March 31.....................................$  3,218
Quarter ended June 30......................................   3,822
Quarter ended September 30.................................   4,149
Quarter ended December 31..................................   4,584

         The quarterly increases in product sales principally reflect the continuing development of the Company's managed network of independent sales agents in the U.S. and the U.S. introduction of the Meniscus Arrow products during the second quarter of 1996. The Company anticipates that in future periods, third quarter revenues may be adversely impacted due to relatively lower European sales activity during the summer months. In addition, competitive practices are expected to impact Meniscus Arrow sales during the first half of 1998. See "-- Results of Operations for the Years Ended December 31, 1995, 1996 and 1997 -- Product Sales."

         Revenue trends will depend upon many factors, including demand and market acceptance for the Company's existing and future products, the timing of regulatory approvals, the timing and results of clinical trials, the timing of the introduction of new products by the Company and by competing companies, competitive sales practices, the ability of the Company to enter into strategic alliances with corporate partners and the Company's ability to attract and retain highly qualified technical, sales and marketing personnel. Accordingly, there can be no assurance that future revenues will not vary significantly from quarter to quarter.

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

         At December 31, 1997 and 1996, cash and cash equivalents totaled $22.6 million and $1.6 million, respectively. The increase in cash and cash equivalents of $21.0 million is primarily attributable to the net proceeds received from the Company's 1997 initial public offering and the Company's profitable operations during 1997.

         As of December 31, 1997, the Company had working capital of $24.5 million. Long-term debt (including the current portion) was reduced by $655,000, from the level at the beginning of the year to $159,000 as of December 31, 1997. The majority of this debt was repaid from net proceeds generated from the Company's initial public offering. The interest rates on the debt remaining as of December 31, 1997 range from 1 - 3% per annum.

         The Company believes that existing capital resources from its initial public offering, its September 1996 private placement and its $2.0 million credit line, together with cash flow from operations (if, and to the extent, generated), will be sufficient to fund its operations for the forseeable future. This statement constitutes a Forward-Looking Statement. Actual results could differ materially from the Company's expectations regarding its capital requirements and its sources of capital. The Company's future capital requirements and the adequacy of available capital resources will depend on numerous factors, including market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, acquisition opportunities, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of the Company's efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of the Company's products. To the extent that funds generated from the Company's operations, together with its existing capital resources, and the net interest earned thereon, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. The terms of any equity financings may be dilutive to stockholders and the terms of any debt financings may contain restrictive covenants which limit the Company's ability to pursue certain courses of action. Principal stockholders of the Company who previously provided funding to the Company and provided guarantees to sources of credit have indicated that they do not intend to continue furnishing such assistance. The Company does not have any committed sources of additional financing beyond that described above, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations could be materially and adversely affected.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.       Financial Statements and Supplementary Data

         The following financial information is set forth on the following pages immediately following this page:

                                                                        Page


Independent Auditors' Report                                             F-1

Consolidated Balance Sheets as of
    December 31, 1996 and 1997                                           F-2

Consolidated Statements of Operations
  for the Years Ended December 31,
  1995, 1996 and 1997                                                    F-3

Consolidated Statement of Stockholders'
  Equity (Deficit) for the Years Ended
  December 31, 1995, 1996 and 1997                                       F-4

Consolidated Statements of Cash Flows
  for the Years Ended December 31,
  1995, 1996 and 1997                                                    F-5

Notes to Consolidated Financial Statements                               F-7


Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of Bionx Implants, Inc.:

         We have audited the accompanying consolidated balance sheets of Bionx Implants, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bionx
Implants, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                          KPMG Peat Marwick LLP
Philadelphia, Pennsylvania
February 2, 1998


                                                BIONX IMPLANTS, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                                     DECEMBER 31, 1996 AND 1997

                                                                         December 31,
                                                          ----------------------------------------------
                                                                 1996                     1997
                                                                 ----                     ----
ASSETS
Current assets:
     Cash and cash equivalents............................  $  1,593,131                22,631,652
     Inventory, net (note 3)..............................     1,030,809                 2,549,528
     Trade accounts receivable, net of allowance of.......
         $110,707 and $97,325 as of December 31, 1997
         and 1996, respectively...........................     1,708,432                 3,069,895

     Grants receivable....................................       122,711                   128,953
     Deferred offering costs..............................       194,981                        --
     Prepaid expenses and other current assets............       153,005                   158,434
     Deferred tax asset...................................         --                      355,000
                                                               ---------                ----------
Total current assets......................................     4,803,069                28,893,462
Investments...............................................       100,334                    87,115
Deposits                                                          43,964                        --
Plant and equipment, net (note 4).........................       483,219                   849,241
Goodwill and intangibles, net.............................     3,939,163                 3,711,163
                                                               ---------                 ---------
Total assets.............................................. $   9,369,749                33,540,981
                                                            ============                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable............................... $     848,127                 1,774,960
     Long-term debt, current portion (note 7).............       223,037                    43,314
     Related party (note 5)...............................       163,184                    74,358
     Current income tax liability.........................       205,065                   994,229
     Accrued and other current liabilities (note 6).......     1,317,196                 1,457,539
                                                               ---------                 ---------
Total current liabilities.................................     2,756,609                 4,344,400
                                                               ---------                 ---------

Long-term debt (note 7)...................................       590,336                   115,370
                                                              ----------                ----------

Series A mandatorily  redeemable  convertible preferred
     stock, par value $0.001 per share; 2,000,000 shares
     authorized, 2,000,000 shares issued and outstanding
     as of December 31, 1996, none issued and outstanding
     at December 31, 1997 (note 9)........................     5,000,000                        --

Stockholders' equity (notes 9 and 11)
     Preferred stock, par value $0.001 per share,
         8,000,000 shares  authorized and
         none issued and outstanding......................           --                         --
     Common stock, par value $0.0019 per share,
         31,600,000 shares authorized, 5,318,424 and
         8,916,812 shares issued and outstanding as of
         December 31, 1996 and 1997, respectively.........        10,105                    16,942
     Additional paid-in capital...........................     8,967,993                35,616,254
     Accumulated deficit..................................    (7,685,717)               (5,527,354)
     Foreign currency translation adjustment..............      (269,577)               (1,024,631)
                                                                ---------               -----------

Total stockholders' equity ..............................      1,022,804                29,081,211
                                                               ---------                ----------

Total liabilities and stockholders' equity...............   $  9,369,749                33,540,981
                                                               =========                ==========

          See accompanying notes to consolidated financial statements.



                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                              Years ended December 31,
                                                   -------------------------------------------------------------------------
                                                           1995                     1996                     1997
                                                           ----                     ----                     ----

Revenues:
   Product sales.............................          $  1,354,719               5,033,952               15,772,674
   License and grant revenues (note 13)......               266,887                 345,203                  241,685
                                                            -------                 -------                  -------

         Total revenues......................             1,621,606               5,379,155               16,014,359
                                                          ---------               ---------               ----------

Cost of goods sold...........................               538,013               2,214,061                3,678,112
                                                            -------               ---------                ---------

Gross profit.................................             1,083,593               3,165,094               12,336,247
                                                          ---------               ---------               ----------

Selling, general and administrative                       2,164,340               4,527,421                9,708,389
Acquired in-process research and
  development................................                    --               2,832,035                       --
Research and development.....................               274,213                 459,666                  871,101
                                                            -------             -----------             ------------

Total operating expenses.....................             2,438,553               7,819,122               10,579,490
                                                          ---------              ----------               ----------

Operating income (loss)......................            (1,354,960)             (4,654,028)               1,756,757
                                                         -----------             -----------               ---------

Other income and (expenses):
   Interest income and (expense), net........               (98,021)                (86,906)                 751,694
   Other, net................................               (25,035)                (42,951)                 408,256
                                                         -----------             -----------                 -------

         Total other income (expense), net...              (123,056)               (129,857)               1,159,950
                                                         -----------              ----------               ---------

Income (loss) before provision for income
  taxes  ....................................            (1,478,016)             (4,783,885)               2,916,707

Provision for income taxes (note 12)                              --               (208,390)                (758,344)
                                                        ------------               ---------                ---------

Net income (loss)............................           $(1,478,016)             (4,992,275)               2,158,363
                                                         ===========             ===========               =========

Pro forma earnings (loss) per share (note 2):
     Basic...................................                                    $    (0.89)                    0.24
     Diluted.................................                                    $    (0.89)                    0.23

Shares used in computing pro forma
earnings (loss) per share (note 2):
     Basic...................................                                     5,621,320                8,916,357
     Diluted.................................                                     5,621,320                9,250,546

                See accompanying notes to consolidated financial statements.




                                                   BIONX IMPLANTS, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                               YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                         COMMON
                                                         STOCK                                          FOREIGN            TOTAL
                                                       PAR VALUE      ADDITIONAL                       CURRENCY        STOCKHOLDERS'
                                         PREFERRED     OR STATED        PAID-IN      ACCUMULATED      TRANSLATION         EQUITY
                                           STOCK         VALUE          CAPITAL        DEFICIT        ADJUSTMENT         (DEFICIT)
                                         ---------     ---------      ----------     -----------      ----------        ------------


Balance December 31, 1994              $     --          763,983         394,998    (1,215,426)          (223,739)         (280,184)

Proceeds from the issuance of
    common stock                             --          579,333         186,000            --                 --           765,333
Foreign currency translation
    adjustment                               --               --              --            --            (43,408)          (43,408)
Net loss                                     --               --             --     (1,478,016)                --        (1,478,016)
                                       ----------     ------------   ------------   -----------       -------------      -----------

Balance, December 31, 1995             $     --        1,343,316         580,998    (2,693,442)          (267,147)       (1,036,275)

Effect of reorganization (note 1)            --       (1,333,266)      8,442,389            --                 --         7,109,123
Proceeds from the issuance of
    common stock                             --               55          49,820            --                 --            49,875
Issuance costs--Series A
    mandatorily redeemable
    convertible preferred stock              --               --        (105,214)           --                 --          (105,214)
Foreign currency translation
    adjustment                               --               --              --            --             (2,430)           (2,430)
Net loss                                     --               --              --    (4,992,275)                --        (4,992,275)
                                       ----------     ----------     -------------  -----------       -----------        -----------

Balance, December 31, 1996             $     --           10,105       8,967,993    (7,685,717)          (269,577)        1,022,804

Proceeds from initial public offering,       --            4,370      21,095,441            --                 --        21,099,811
net Conversion of Series A mandatorily
    redeemable convertible
    preferred stock                          --            2,000       4,998,000            --                 --         5,000,000
Foreign currency translation
    adjustment                               --               --              --            --           (755,054)         (755,054)
Proceeds from warrant exercise               --              466         551,568            --                 --           552,034
Proceeds from the exercise of
    incentive stock options                  --                1           3,252            --                 --             3,253
Net income                                   --               --              --     2,158,363                 --         2,158,363
                                       --------       ----------     -------------   ---------        ------------      -----------

Balance, December 31, 1997             $     --           16,942      35,616,254    (5,527,354)        (1,024,631)       29,081,211
                                       =========      ==========      ==========    ===========        ===========       ==========

          See accompanying notes to consolidated financial statements.


                                                   BIONX IMPLANTS, INC. AND SUBSIDIARIES

                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               Years Ended December 31, 1995, 1996 and 1997


                                                                                Years Ended December 31,
                                                               -----------------------------------------------------------
                                                                      1995               1996                1997
                                                                      ----               ----                ----


Cash flows from operating activities:
  Net income (loss)....................................         $ (1,478,016)         (4,992,275)           2,158,363
                                                                  -----------        ------------           ---------
  Adjustments to reconcile net loss to
   net cash (used in) provided by operating
   activities:
   Depreciation and amortization.......................               71,194             161,434              268,366
   Acquired in-process research and development........                --              2,832,035                  --
   Deferred tax provision..............................                --                 --                 (355,000)
   Other non-cash charges..............................                --                105,600                  --
   Change in assets and liabilities:
     (Increase) decrease in accounts receivable........               19,772          (1,310,264)          (1,361,463)
     Increase in inventory.............................             (150,547)           (299,165)          (1,518,719)
     Increase in grant receivable......................                --               (114,981)              (6,242)
     (Increase) decrease in deferred
       issuance costs..................................                --               (194,981)             194,981
     (Increase) decrease in prepaid expense
       and other assets................................              (54,589)             17,060               (5,429)
     (Increase) decrease in deposits...................                --                (43,964)              43,964
     Increase (decrease) in accounts payable...........               79,047             (60,568)             926,833
     Increase (decrease) in related party..............              198,096             (34,912)             (88,826)
     Increase in current tax liability.................                --                205,065              789,164
     Increase (decrease) in accrued and
       other liabilities...............................             (240,309)            852,971              140,343
                                                                    ---------            -------              -------

                                                                     (77,336)          2,115,330             (972,028)
                                                                    ---------          ---------             ---------

Net cash provided by (used in) operating
   activities..........................................           (1,555,352)         (2,876,945)           1,186,335
                                                                  -----------         -----------           ---------

Cash flows from investing activities:
   Purchases of plant and equipment....................              (37,316)            (80,520)            (406,388)
   Purchases of investments............................               (2,056)             --                      --
   Proceeds from sale of investments...................                 --                 3,827               13,219
                                                                  -----------          -----------          -----------


Net cash used in investing activities..................              (39,372)            (76,693)            (393,169)
                                                                  -----------          ----------          -----------

Cash flows from financing activities:
   Proceeds from long-term debt........................              484,139              --                      --
   Repayment of long-term debt.........................                --               (446,124)            (654,689)
   Net proceeds from the issuance of
     preferred stock...................................                --              4,894,786                  --
   Proceeds from the issuance of common stock..........              765,333              49,875                  --
   Proceeds from initial public offering, net..........                --                 --               21,099,811
   Exercise of warrants................................                --                 --                  552,034
   Proceeds from exercise of employee
     stock options.....................................                --                 --                    3,253
                                                                   ---------          ----------        --------------


Net cash provided by financing activities..............            1,249,472           4,498,537           21,000,409
                                                                   ---------           ---------           ----------

Net effects of foreign exchange rate differences.......              (43,408)             (2,430)            (755,054)
                                                                   ----------             -------            ---------

Net increase (decrease) in cash and
   cash equivalents....................................             (388,660)          1,542,469           21,038,521

Cash and cash equivalents at beginning of period.......              439,322              50,662            1,593,131
                                                                   ---------              ------            ---------

Cash and cash equivalents at end of period.............         $     50,662           1,593,131           22,631,652
                                                                 ===========           =========           ==========

Supplemental disclosure of cash flow information:
Cash paid for interest.................................         $     54,213             195,035               26,398
Cash paid for taxes....................................                  --                3,325              190,578
                                                                 ===========        =============         ===========

Non-cash financing activities:
   Issuance of common stock related to the
     Reorganization....................................         $        --             7,109,123                  --
                                                                 ===========        =============          ===========
   Conversion of Series A mandatorily redeemable
      convertible preferred stock to common stock......         $       --                  --               5,000,000
                                                                 ===========        =============         ============

              See accompanying notes to consolidated financial statements

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1997

(1) ORGANIZATION

         Basis of Presentation

         Bionx Implants, Inc. (the Company) was incorporated in October, 1995 as a Delaware corporation. In 1996, the Company completed a reorganization, described more fully below, whereby four corporate entities that constituted the business activities of the Company were reorganized into Bionx Implants, Inc. The shareholders of the four separate corporations who were shareholders having a common interest in the combined activities of the business exchanged their shares pro-rata, directly or indirectly, for the shares of Bionx Implants, Inc.

          Given the common ownership relationship of the four predecessor corporations and the subsequent reorganization into the Company described below, the accompanying financial statements include the four predecessor corporations' financial statements combined for the year ended December 31, 1995 and for the period January 1, 1996 to September 2, 1996. The predecessor corporations are consolidated as of December 31, 1996 and 1997, for the period from September 3, 1996 to December 31, 1996, and for the year ended December 31, 1997.

         Reorganization

         In September 1996, the Company completed its reorganization. A group of common stockholders controlled the U.S. subsidiaries and 61% of Bioscience, Ltd. and approximately 58% of Biocon, Ltd. prior to the reorganization, with the balance of the Finnish subsidiaries controlled by a group of minority shareholders (the Minority Interest). The reorganization was accounted for as a recapitalization except for the component associated with the Minority Interest, which was accounted for as a purchase. The purchase price for the Minority Interest has been allocated to assets acquired and liabilities assumed based on their fair market value at the date of the reorganization. The fair value of the assets acquired and liabilities assumed, after giving effect to the write-off of certain purchased research and development ($2.8 million), is summarized as follows (in thousands):




       Current assets........................        $1,549
       Plant and equipment...................           266
       Intangibles...........................           800
       Goodwill..............................         3,219
       Current liabilities...................          (751)
       Long-term liabilities.................          (343)

         Pursuant to the reorganization, (i) the Company's four operating entities became wholly-owned subsidiaries of the Company, (ii) each of the Company's Finnish shareholders received capital stock of a Dutch company, and
(iii) each of the Company's United States investors received capital stock of both a Dutch company and the Company. Upon consummation of the reorganization, the sole assets of the Dutch company were 2,684,211 shares of the Company's common stock. As a result of the reorganization, the Company had four wholly-owned subsidiaries--Orthosorb, Inc., Biostent, Inc., Bioscience, Ltd., and Biocon, Ltd.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

         Shortly after the reorganization was completed, the Company issued a total of 2,000,000 shares of its Series A mandatorily redeemable preferred stock ("Series A") and 421,065 common stock warrants to certain accredited investors in exchange for an aggregate capital contribution of $5,000,000.

         Initial Public Offering

         During the second quarter of 1997, the Company completed its initial public offering (the "IPO") of 2,300,000 shares of Common Stock (including the exercise of the underwriters over-allotment of 300,000 shares) at $10.50 per share. (Note 9)

         Business Purpose

         The Company is a leading developer, manufacturer and marketer of self-reinforced, resorbable polymer implants, including screws, pins, arrows and stents, for use in a variety of applications which include orthopaedic surgery, urology, dentistry and craniofacial surgery. The Company's proprietary manufacturing processes self-reinforce a resorbable polymer, modifying the gel-like or brittle polymer structure into a physiologically strong structure with controlled, variable strength retention (ranging from three weeks to six months depending upon the medical indication). The Company currently markets its ten product lines through managed networks of independent agents, distributors and dealers.

         Prior to 1997, the Company sustained operating losses and has generated its first positive cash flow from operations during 1997. The Company plans to continue to finance its future operations with revenues from future product sales, royalty payments and license and government grant payments, if any, and proceeds from the sale of capital stock. The Company's future operations are dependent upon its ability to sustain profitable operations.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash on hand and in the bank as well as short-term securities. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term nature.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

         Inventory

         Inventory is valued at the lower of cost or market, with cost being determined under a first-in, first-out (FIFO) method. Reserves are established for excess and obsolete inventory on a specific identification basis.

         Investments

         Investments consist of certain real property interests in Finland. The Company can classify its investments in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All of the Company's investments are classified as held-to-maturity and are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. All other investments would be classified as available-for-sale.

         A decline in the market value below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned. The amortized cost approximates market value as of December 31, 1996 and 1997.

         Plant and Equipment

         Major additions and replacements of assets are capitalized at cost. Maintenance, repairs, and minor replacements are expensed as incurred. Machinery and equipment are depreciated using the straight-line method over a five to fifteen-year period. Leasehold improvements and equipment acquired under capital lease are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Upon retirement or sale, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

         Intangibles

         Patents and rights are stated at cost. Amortization of patents is recorded using the straight-line method over the remaining legal lives of the patents, generally for periods ranging up to 12 years. Accumulated amortization related to patents and rights was $26,667 and $93,693 at December 31, 1996 and 1997, respectively.

         Goodwill

         Goodwill, representing costs in excess of the fair value of assets acquired, is amortized on a straight-line basis over 20 years. On a periodic basis, the Company evaluates the carrying value of intangible assets based upon expectations of undiscounted cash flows. Accumulated amortization related to goodwill was $53,658 and $214,632 at December 31, 1996 and 1997, respectively.

         Certain Risks and Concentrations

         The Company extends unsecured trade credit in connection with its commercial sales to a diversified customer base comprised of both foreign and domestic entities, most of which are concentrated in the healthcare industry.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

        The Company invests its excess cash in deposits with major U.S. financial institutions and money market funds. To date, the Company has not experienced any losses on its cash equivalents and money market funds.

         The Company's products require approvals or clearances from the U.S. Food and Drug Administration (FDA) and international regulatory agencies prior to commercialized sales. There can be no assurance that the Company's products will receive any of the required approvals or clearances. If the Company were denied such approvals or clearances, or such approvals or clearances were delayed, it would have a material adverse impact on the results of operations and financial position of the Company.

         Fair Value of Financial Instruments

         Financial Accounting Standards Board Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash, trade accounts receivable, prepaid expenses and other current assets, trade accounts payable and accrued expenses reported in the combined balance sheets equal or approximate fair value due to their short maturities. Based on the borrowing rates currently available to the Company, the fair value of all of the Company's loans is approximately $130,500.

         Stock Option Plan

         Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Effective January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.

         Revenue Recognition

         Revenue from product sales is recognized upon shipment and passage of title to the customer. Revenue from license fees is recognized when the required milestones are met. Revenue from grant agreements is recognized in the period in which the related expenses are incurred and in accordance with the Company's obligations under the terms of the respective grants.

         Research and Development

         All research and development costs are expensed as incurred.

         Foreign Exchange Risk Management

         The Company routinely hedges its estimated net economic exposure through foreign exchange options and forward cover on a rolling 12-month basis. Market value gains are recognized in income currently and the resulting gains offset foreign exchange transaction losses. Determination of hedge activity is based upon market conditions, the magnitude of foreign currency assets and liabilities and perceived risks. As of December 31, 1997, the Company had options outstanding for the purchase of 17,000,000 Finnish Markkas. A net foreign currency exchange transaction gain of $408,000 was recorded in "other income" in 1997. There were no significant foreign currency transaction gains or losses in 1995 and 1996.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

         Foreign Currency Translation

         The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. Substantially all assets and liabilities of the foreign subsidiaries are translated at year-end exchange rates and income and expense items are translated at an average exchange rate for the year. Exchange adjustments resulting from foreign currency transactions are generally recognized in operations, while adjustments resulting from the translation of financial statements are reflected as a separate component of stockholders' equity.

          Accounting for Income Taxes

          The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.

         Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate change is enacted.

         Recent Accounting Pronouncements

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt this accounting standard as required. The adoption of this standard will have no impact on the Company's earnings, financial condition or liquidity, but will require the Company to classify items of other comprehensive income in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet.

         In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, and establishes new standards for reporting information about operation segments in annual financial statements and requires selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for periods beginning after December 15, 1997. This Statement affects reporting in financial statements only and will have no impact on the Company's results of operations, financial condition or liquidity.

         Pro Forma Earnings (Loss) Per Share

         Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share (EPS). SFAS 128 establishes and simplifies the standards of computing

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
earnings per share previously found in Accounting Principles Board Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. Under SFAS 128, basic earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options and warrants using the treasury stock method and are excluded if their effect is antidilutive.

          Pursuant to Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98 and SEC staff policy, all common shares issued during the periods prior to the Company's IPO for nominal consideration are presumed to have been issued in contemplation of the IPO and are to be included in the calculation of basic earnings (loss) per share as if they were outstanding for all periods presented. Similarly, common shares and potential common shares issued during the period prior to the IPO for nominal consideration are presumed to have been issued in contemplation of the IPO and are to be included in the calculation of diluted earnings (loss) per share, even though anti-dilutive, as if outstanding for all periods presented. The Company had no common or potential common shares issued for nominal consideration during the periods prior to the IPO.

         The calculation of shares used in computing pro forma basic and diluted earnings (loss) per share also includes the Company's mandatorily redeemable convertible preferred stock and related warrants, assuming conversion into shares of common stock (using the if-converted method) from the original date of issuance in 1996. The calculation also assumes that the shares issued in the Company's IPO were outstanding as of January 1, 1997.

         The following table sets forth the calculation of the total number of shares used in the computation of pro forma earnings (loss) per common share for the years ended December 31, 1996 and 1997:

                                                         1996         1997
                                                         ----         ----

Weighted average common shares outstanding            5,281,020      8,507,492
Assumed conversion of Series A Mandatorily
         Redeemable Convertible Preferred Stock
         and related warrants using the
         if-converted method                            340,300        408,865
                                                        -------        -------

Shares used in computing pro forma basic
         earnings (loss) per share                    5,621,320      8,916,357

Incremental shares from assumed exercise of
         dilutive options and warrants                      --         334,189
                                                     ----------        -------

Shares used in computing pro forma diluted
         earnings (loss) per share                    5,621,320      9,250,546
                                                      =========      =========


The net loss per share for the year ended December 31, 1995 is not presented in the Statement of Operations as it was before both the reorganization of the Company as described in Note 1, and before the Company's initial public offering as described in Note 9, and would not be meaningful.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

(3) INVENTORY

         Inventory consists of the following components as of December 31, 1996 and 1997:

                                          1996                       1997
                                          ----                       ----

Raw materials                         $   101,122                 $   437,032
Finished goods                          1,210,033                   2,777,821
                                        ---------                   ---------
                                        1,311,155                   3,214,853
Less reserves                            (280,346)                   (665,325)
                                         ---------                   ---------
                                      $ 1,030,809                 $ 2,549,528
                                        =========                   =========

(4) PLANT AND EQUIPMENT

         Plant and equipment consist of the following components as of December 31, 1996 and 1997:

                                            1996                      1997
                                            ----                      ----

Machinery and production equipment      $   883,016              $  1,219,435
Computer equipment                           14,613                    84,582
                                           --------                 ---------
                                            897,629                 1,304,017
Less accumulated depreciation              (414,410)                 (454,776)
                                           ---------                 ---------
                                        $   483,219              $    849,241
                                         ==========               ===========

(5) RELATED PARTY TRANSACTIONS

         Under an employment agreement dated August 21, 1992, the Company was obligated to pay an executive officer (Dr. Pertti Tormala) a 2 percent royalty on sales of certain products for which the Company received a patent after August 1992. This agreement also required that the Company pay a minimum royalty of approximately $2,200 per month. Dr. Tormala and another employee are parties to an additional agreement that provides royalties on sales of a specific product patented prior to 1992, again subject to certain annual minimums. The aggregate amount of all royalties due to employees related to these agreements was $163,184 and $74,358 as of December 31, 1996 and 1997, respectively. In December, 1996, the Company restructured the employment agreement with Dr. Tormala to eliminate any future royalty obligation beyond these payments.

         The Company's product development efforts are dependent upon Dr. Tormala, who is a founder, director, and executive officer of the Company and is currently an Academy Professor at the Technical University in Tampere, Finland and as such is permitted by the University to devote his efforts to developing new products for the Company. This executive utilizes a group of senior researchers, graduate students, and faculty at the Technical University to perform research and development projects involving resorbable polymers and other topics impacting the Company's technology and processes. This arrangement, partially funded by the Company and permitted in Finland as a means of encouraging the commercialization of technological development, has resulted in substantial cost savings to the Company while substantially expanding its product development effort. The Company's funding obligation, which amounted to $0, $167,000 and $271,000 during the years ended December 31, 1995, 1996 and 1997, respectively, consists of providing the University with reasonable compensation for University resources (including graduate students) utilized by the Company.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(6) ACCRUED AND OTHER CURRENT LIABILITIES

         Accrued  and  other  current   liabilities  consist  of  the  following
components as of December 31, 1996 and 1997:


                                           1996                         1997
                                           ----                         ----

Commissions.......................     $   284,687                 $   457,184
Royalties.........................          75,000                     267,986
Wages.............................         184,920                     279,642
Taxes withheld....................         236,306                      82,079
Interest..........................          77,252                         948
Inventory purchases...............          23,002                          --
Professional fees.................         305,492                     234,658
Research..........................              --                      65,012
Other.............................         130,537                      70,030
                                        ----------               -------------
                                       $ 1,317,196                 $ 1,457,539
                                         =========                  ==========

(7) LONG-TERM DEBT

         Long-term debt consists of the following components as of December 31, 1996 and 1997:


                                           1996                       1997
                                           ----                       ----

Loans from financial institutions     $   546,930                  $   40,843
Loans from Finnish government             226,483                     101,447
Other debt                                 39,960                      16,394
                                           ------                      ------
                                          813,373                     158,684
Less current portion                     (223,037)                    (43,314)
                                         ---------                    --------
                                      $   590,336                  $  115,370
                                          =======                     =======

         The loans from the financial institutions are payable in semi-annual and annual installments with interest rates of one percent (1%). The loans from the Finnish government are made in order to support technology development and are payable in annual installments with interest rates ranging from one to three percent (1-3%).

         The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1997 are as follows: 1998, $43,314; 1999, $43,315;
2000, $29,707; 2001, $10,815 and 2002 and beyond, $31,533.

(8)  LINE OF CREDIT

         In April 1997, the Company entered into a $2 million credit line agreement secured by the personal property of the Company and a subsidiary. Amounts to be advanced thereunder are subject to the lender's discretion at an interest rate of 8.25%, and are limited to specific percentages of certain domestic receivables and inventory. To date, no amounts have been borrowed under the credit line.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(9) COMMON STOCKHOLDERS' EQUITY

         In September, 1996, the Company issued 2,000,000 shares of Series A mandatorily redeemable convertible preferred stock (the "Series A Preferred") and warrants to purchase 421,065 shares of common stock at an exercise price of $5.70 per share. The net proceeds to the Company were $4,894,786.

         On February 24, 1997, the Company effected a 1 for 1.9 reverse stock split. All common shares and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect this common stock reverse split. Preferred stock amounts, other than the shares of common stock into which Series A Preferred is convertible, have not been retroactively adjusted.

         During the second quarter of 1997, the Company completed its IPO of 2,300,000 shares of Common Stock (including the exercise of the underwriters over-allotment of 300,000 shares) at $10.50 per share. Upon consummation of the IPO, the 2,000,000 shares of Series A Preferred outstanding automatically converted into 1,052,638 shares of common stock on a 1 for 1.9 basis. An additional 245,065 shares of Common Stock were issued upon the exercise of all outstanding warrants. The net proceeds of the IPO, after underwriting discounts and costs in connection with the sale and distribution of the securities and the exercise of the warrants, were approximately $21.7 million.

(10) COMMITMENTS UNDER OPERATING LEASES

         The Company leases offices and laboratory facilities, equipment, and vehicles under various non-cancelable operating lease arrangements. Future minimum rental commitments required by such leases are as follows:


Year ending December 31:

              1998                           $295,720
              1999                            274,042
              2000                            272,691
              2001                            264,162
              2002                            173,733

         Rental expense for the years ended December 31, 1995, 1996 and 1997 aggregated $90,815, $98,755, and $202,624, respectively.

(11) STOCK OPTION PLANS

         In September 1996, the Board of Directors adopted a stock option plan (the 1996 Option Plan) under which the number of common shares which may be issued under the Option Plan, as amended, cannot exceed 850,000 shares. The 1996 Option Plan permits the granting of both incentive stock options and non-qualified options. Options are exercisable over a period determined by the Board of Directors, but no longer than ten years after the grant date.

         At December 31, 1997, there were 199,432 additional shares available for grant under the 1996 Option Plan. The per share weighted-average fair value of stock options granted in 1995, 1996 and 1997 was $0.46 and $5.86, and $16.66, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                                      1995        1996         1997
                                      ----        ----         ----

Risk-free interest rate               7.06         6.50         6.22%
Expected life of option in years     10           10           10
Expected dividend yield               -            -            -
Volatility of stock price             -            -           43.5%


         The Company applies APB Opinion No. 25 in accounting for its 1996 Option Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased and net income decreased as indicated below:

                                    1995             1996           1997
                                    ----             ----           ----

Net income (loss):
         As reported            $(1,478,016)     $(4,992,275)      2,158,363
         Pro forma               (1,530,121)      (5,074,269)      1,704,353

         Since no stock  options or warrants  were  granted  prior to January 1,
1995,   the  pro  forma  net  loss  reflects  the  full  impact  of  calculating compensation cost for stock options under SFAS No. 123.

         A summary of activity under the 1996 Option Plan from January 1, 1995 to December 31, 1997 is as follows:

                                                          RANGE OF EXERCISE
                                             SHARES         PRICES PER SHARE

Balance, January 1, 1995................          --                    --
  Granted...............................      277,009        $       0.9025
                                              -------                ------

Balance, December 31, 1995                    277,009                0.9025
  Granted...............................      147,373             4.75-9.50
                                              -------             ---------

Balance, December 31, 1996..............      424,382           0.9025-9.50
  Granted...............................      235,400           16.00-25.00
  Exercised.............................         (685)                 4.75
  Forfeited.............................       (8,529)            4.75-9.50
                                            ----------       --------------

Balance, December 31, 1997..............      650,568        $ 0.9025-25.00
                                              =======          ============

Shares exercisable at December 31, 1997       215,158        $  0.9025-9.50
                                              =======           ===========

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


        The  following  table  summarizes   information   about  stock  options
outstanding under the 1996 Option Plan at December 31, 1997:

                                       Options Outstanding                        Options Exercisable
                     ---------------------------------------------------------  -------------------------

                                     Weighted
     Range of                        Average          Weighted                      Weighted
     Exercise        Number         Remaining          Average                      Average
      Prices       Outstanding     Contractual        Exercise        Number        Exercise
                                   Life (Years)         Price       Exercisable      Price

  $   0.9025         277,009           6.9           $  0.9025       166,206      $   0.9025
     4.75-9.50       138,159           8.7              7.65          48,952          6.64
    16.00-25.00      235,400           9.7             24.79               -          -
                     -------                                         --------


   $.9025-25.00      650,568           8.3           $ 10.98         215,158      $   2.21
                     =======                                         =======



         As part of an employment agreement, an officer and stockholder of the Company was granted an option in 1995 to purchase an equivalent of 277,009 common shares at an exercise price of $.9025 per share, the deemed fair market value at the grant date as determined by the Board of Directors. These options vest 30% on each of the first and second and 20% on each of the third and fourth anniversaries of the grant date and are exercisable over a period no longer than ten years after the grant date.

         On September 2, 1996, the Company granted various employees options to acquire 58,686 shares of common stock at $4.75 per share, the deemed fair value at the date of grant as determined by the Board of Directors. A total of 19,635 shares vested during 1996 and the balance substantially vest 20% per year on each of the next four years at December 31.

         On November 24, 1996, the Company granted various employees options to acquire 88,687 shares of common stock at $9.50 per share, the deemed fair value at the grant date as determined by the Board of Directors. A grant of options covering 65,790 shares vests as follows: 15,790 on each of the first and second anniversaries of the date of grant, 13,158 on the third anniversary of the date of grant, and 10,526 on the fourth and fifth anniversaries of the date of grant. The remaining options covering 22,897 shares vest 20% per year on each of the next five anniversaries of the date of grant.

         During 1997, the Company granted various employees options to acquire 235,400 shares of common stock at prices ranging from $16.00 to $25.00 per share, the fair market value on the grant date.

(12) INCOME TAXES

         At December 31, 1997, the Company and its subsidiaries had available U.S. net operating loss carryforwards ("NOL") of approximately $939,000 for income tax reporting purposes, which are available to offset future taxable income, if any, through 2011.

         The Tax Reform Act of 1986 (the "Act") provides for a limitation on the annual use of U.S. NOL carryforwards (following certain ownership changes, as defined by the Act) that could significantly limit the Company's ability to utilize certain carryforwards. The Company has experienced various ownership changes, as defined by the Act, as a result of past financings. Accordingly, the Company's ability to utilize the aforementioned carryforwards may be limited. Additionally, because tax law limits the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these carryforwards for income tax purposes.

         Income tax expense attributable to the income before provision for taxes was $208,390 and $758,344 for the years ended December 31, 1996 and 1997, respectively, and differed from the amounts

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
computed by applying the U.S. federal income tax rate of 35 percent to pretax income (loss) as a result of the following:

                                                             1996       1997
                                                             ----       ----

Computed "expected" tax (benefit) expense               $(1,674,360)  1,020,847
Increase (reduction) in income taxes
  resulting from:
     Difference in the foreign tax rates...............     (47,430)   (245,454)
     Acquisition of in-process research and development     991,212          --
     Net change in the valuation allowance for
       deferred tax assets.............................     896,930    (146,804)
     Goodwill amortization.............................          --      70,000
     Other, net........................................      42,038      59,755
                                                           --------    --------

Income tax expense                                      $   208,390     758,344
                                                            =======     =======

         The tax effects of temporary differences that give rise to significant portions of the Federal, foreign and state deferred tax assets at December 31, 1996 and 1997 are presented below:

                                                            1996        1997
                                                            ----        ----

    Deferred tax assets:
         Net operating loss carryforwards.............. $  528,919     328,686
         Research and development costs................    184,125     109,890
         Depreciation adjustments......................     60,937          --
         Inventory and related items...................    413,280     769,910
         Recognition of accrued expenses or reserves
          for financial statement reporting purposes
          but not for income tax reporting purposes....    128,844     315,815
                                                        ----------  ----------

         Total gross deferred tax assets...............  1,316,105   1,524,301
         Less valuation allowance...................... (1,316,105) (1,169,301)
                                                        ----------- -----------

    Net deferred tax assets...........................  $       --     355,000
                                                        ==========  ==========

         Realization of net deferred tax assets is dependent on future earnings, which are uncertain. Accordingly, a valuation allowance was recorded by the Company against certain assets at December 31, 1996 and 1997. The total valuation allowance increased by $573,845, and decreased by $146,804 for the years ended December 31, 1996 and 1997, respectively.

(13) LICENSE AND GRANT REVENUE

          In May 1995, the Company entered into an exclusive license agreement with Ethicon GmbH (a wholly-owned subsidiary of Johnson & Johnson) to market a product based on the Company's patents for bioresorbable membranes. As part of this agreement, Ethicon GmbH paid the Company nonrefundable license fees and milestone revenue of $199,904 and $201,287 for the years ended December 31, 1995 and 1996, respectively. The license agreement requires Ethicon GmbH to pay royalties based upon net sales of these products. This license agreement terminates upon the later of the expiration of all of the Company's patent rights covering its membrane technology or 20 years. Royalties relating to this agreement for the year ended December 31, 1997 were insignificant.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

         In addition, the Company has applied for grants from the Finnish government to conduct research on resorbable polymers. The revenue from such grants was $66,983, $143,916 and $241,685 for the years ended December 31, 1995, 1996 and 1997, respectively. In connection with such grants, the Company typically commits to perform research projects and to report on the status of, and the conclusions drawn from, its projects.

(14) GEOGRAPHIC INFORMATION

          To date, the Company has manufactured its products solely in its facility in Finland. The Company sells products in the U.S. through a network of independent sales agents managed from its U.S. headquarters and sells products internationally through a network of independent distributors and dealers managed from the Company's facility in Finland. Information regarding the Company's product sales, net income (loss) and identifiable assets by geographic area is set forth below.


                                      UNITED
                                      STATES             INTERNATIONAL   ELIMINATIONS        CONSOLIDATED
                                      -------            -------------   ------------        ------------


Year ended December 31, 1995
Product sales:
  Customers......................  $   477,952       $    876,767      $         --          $  1,354,719
  Intercompany...................           --            985,354          (985,354)                   --
                                    ----------            -------          ---------        --------------
Total product sales..............      477,952          1,862,121          (985,354)            1,354,719
Net income (loss)................   (1,323,214)            79,601          (234,403)           (1,478,016)
Identifiable assets..............      745,329          2,310,037        (1,261,128)            1,794,238

Year ended December 31, 1996
Product sales:
  Customers......................  $ 3,412,204       $  1,621,748      $         --          $  5,033,952
  Intercompany...................           --          3,506,864        (3,506,864)                   --
                                 -------------          ---------        -----------        -------------
Total product sales                  3,412,204          5,128,612        (3,506,864)            5,033,952
Net loss.........................   (2,269,215)        (1,476,516)       (1,246,544)           (4,992,275)
Identifiable assets..............    5,061,627          8,468,315        (4,160,193)            9,369,749

Year ended December 31, 1997
Product & sales:
  Customers...................... $ 13,449,891       $  2,322,783      $         --          $ 15,772,674
  Intercompany...................           --          7,072,314        (7,072,314)                   --
                                 -------------          ---------        -----------        -------------
Total product sales:                13,449,891          9,395,097        (7,072,314)           15,772,674
Net income (loss)................     (615,759)         3,674,368          (900,246)            2,158,363
Identifiable assets..............   33,670,471          6,849,627        (6,979,117)           33,540,981


                                    PART III

Item 10.  Directors of the Registrant

         The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 1998 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 11.  Executive Compensation

         The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 1998 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 1998 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 13.  Certain Relationships and Related Transactions

         The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 1998 annual meeting of shareholders that is responsive to the information required with respect to this Item.

                                     PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) See Item 8 for a list of financial statement information presented herein.

     (b) The following financial statement schedule is filed as part of this Annual Report.

                  Description                                         Page

         Schedule

                  Independent Auditor's Report                          S-1

           II       Valuation and Qualifying Accounts                   S-2

All other schedules have been omitted because they are not applicable or the required information is included in the registrant's Consolidated Financial Statements or the notes thereto.

         (c) The following exhibits are incorporated by reference herein or annexed to this Annual Report on Form 10-K:

 3.1  Restated Certificate of Incorporation of the Registrant. (1)
 3.2  Bylaws of the Registrant. (1)
 4.1  Specimen Common Stock Certificate. (1)
10.1  Reorganization Agreement dated as of September 5, 1996. (1)
10.2  Registrant's 1996 Stock Option/Stock Issuance Plan. (1)
10.3 Form of Amended and Restated Employment Agreement between the Registrant and David W. Anderson. (1)
10.4 Form of Employment Agreement between the Registrant's Subsidiary and Pertti Tormala, as amended. (1)
10.5  Form of Proprietary Information and Inventions Agreement. (1)
10.6 Investors' Rights Agreement, dated as of September 6, 1996, between the Registrant and certain holders of the Registrant's securities. (1)
10.7 Stock Purchase Agreement between the Registrant and purchasers of the Company's Preferred Stock and Warrants. (1)
10.8* License Agreements between the Registrant's Subsidiary and Saul N.
      Schreiber. (1)
10.9* License  Agreement among the Registrant's  Subsidiary,  Pertti Tormala,
      Markku  Tamminmaki and Menifix I/S. (1)
10.10*Licensing,  Manufacturing and Distribution Agreement among the
      Registrant's Subsidiary, Pertti Tormala and various Danish and Finnish inventors. (1)
10.11 Shareholders' Agreement among Bionix, B.V. and certain shareholders of the Company. (1)
10.12 Headquarters Lease. (1)
10.13 Security Agreements and Secured Promissory Note. (1)
10.14 Form of Employment Agreement between the Registrant and Michael J.O'Brien.
21.1  List of Subsidiaries. (1)
23.1  Consent of KPMG Peat Marwick LLP.
24.1  Power of Attorney.
27.1  Financial Data Schedule.
99.1  Information Regarding Forward-Looking Statements

----------------------
(1) Incorporated by reference to the applicable exhibit set forth in the Registrant's Registration Statement on Form S-1 initially filed with the Commission on February 26, 1997 (No. 333-22359).

* Certain  portions of this exhibit  have been omitted  based upon a request for
confidential  treatment.   The  omitted  portions  of  this  exhibit  have  been
separately filed with the Securities and Exchange Commission.

         (d) During the quarter ended December 31, 1997, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 1998.


                                     BIONX IMPLANTS, INC.


                                     By:/s/David W. Anderson
                                        _____________________
                                        David W. Anderson
                                        (President and Chief Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

      Signature                      Title                       Date

/s/David W. Anderson
----------------------
David W. Anderson     President, Chief Executive Officer and
                      Director (Principal Executive Officer)     March 30, 1998


____________________
David J. Bershad     Director                                    March 30, 1998


/s/Anthony J. Dimun*
_____________________
Anthony J. Dimun     Director                                    March 30, 1998


/s/David H. MacCallum*
_____________________
David H. MacCallum   Director                                    March 30, 1998


/s/Pertti Tormala*
_____________________
Pertti Tormala       Director                                    March 30, 1998


/s/Terry D. Wall*
_____________________
Terry D. Wall        Director                                    March 30, 1998


/s/Michael J. O'Brien
_____________________
Michael J. O'Brien   Chief Financial and Accounting Officer      March 30, 1998


*By:/s/David W. Anderson
_______________________
David W. Anderson
Attorney-in-Fact

          Independent Auditors' Report on Financial Statement Schedule

The Board of Directors and Stockholders
Bionx Implants, Inc.:

Under date of February 2, 1998, we reported on the consolidated balance sheets of Bionx Implants, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for cash of the years in the three-year period ended December 31, 1997. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule of Valuation and Qualifying Accounts. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                        KPMG Peat Marwick LLP



Philadelphia, Pennsylvania
February 2, 1998


                                   Schedule II

                      Bionx Implants, Inc. and Subsidiaries

                        Valuation and Qualifying Accounts

                   For the Three Years Ended December 31, 1997

                            Charged                             Charged                             Charged
                  Balance     to                      Balance     to                    Balance       to                   Balance
                     at     Costs and                   at      Costs and                  at       Costs and                 at
Classifications   12/31/94  Expenses   Deductions   12/31/95    Expenses   Deductions   12/31/96    Expenses   Deductions  12/31/97
---------------  ---------  ---------  ----------   --------    ---------  ----------   --------    ---------  ----------  ---------
Inventory
   Reserves....   $   -      161,021       -        161,021      119,325        -        280,346     384,979       -       665,325

Accounts
Receivable
    Reserves....  $   -         -          -           -          97,325        -         97,325      31,035     (17,653)  110,707
                    ---------  ---------  --------- ---------   ----------  ----------  ---------  ----------  ---------- ----------


                                  EXHIBIT INDEX

Exhibit
Number            Description

10.14             Form of Employment Agreement between the
                  Registrant and Michael J. O'Brien

23.1              Consent of KPMG Peat Marwick LLP

24.1              Power of Attorney

27.1              Financial Data Schedule

99.1              Information Regarding Forward-Looking Statements