Form 10-Q
period 1998-03-31
BIONX IMPLANTS INC
filed 1998-05-12
CIK 1030418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or

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

At April 29, 1998, there were 8,922,076 shares of Common Stock, par value $.0019 per share, outstanding.

BIONX IMPLANTS, INC. AND SUBSIDIARIES

INDEX

                                                                  Page

Part I. Financial Information

Item 1. Consolidated Financial Statements

     Consolidated Balance Sheets at December 31, 1997
        and March 31, 1998 (Unaudited)                              3

     Consolidated Statements of Operations for the Three
        Months Ended March 31, 1997 and 1998 (Unaudited)            4

     Consolidated Statements of Cash Flows for the Three Months
        Ended March 31, 1997 and 1998 (Unaudited)                   5

     Notes to Consolidated Financial Statements (Unaudited)         6

Item 2. Management's Discussion and Analysis of Financial           8
         Condition and Results of Operations

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds                 14

Item 6. Exhibits and Reports on Form 8-K                           15

Signatures                                                         16

Item 1. Financial Statements

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      December 31, 1997 and March 31, 1998
                      (in thousands, except share amounts)

                                                December 31,        March 31,
                                                   1997              1998
                                                                   (Unaudited)
Assets:
Current assets:

   Cash and cash equivalents                    $ 22,632           21,780
   Inventory, net                                  2,550            2,940
   Trade accounts receivable, net of
      allowance of $111 as of December 31,
      1997 and March 31, 1998                      3,070            3,198
   Grants receivable                                 129               61
   Prepaid expenses and other current assets         158              320
   Deferred tax assets                               355              355
                                                     ---              ---

Total current assets                              28,894           28,654
Investments                                           87               87
Plant and equipment, net                             849            1,287
Goodwill and intangibles, net                      3,711            3,654
                                                   -----            -----

          Total assets                          $ 33,541           33,682
                                                ========           ======


Liabilities and Stockholders' Equity
Current Liabilities:

     Trade accounts payable                     $  1,775            1,900
     Long-term debt, current portion                  43               43
     Related party                                    74               74
     Current income tax liability                    994              587
     Accrued and other current liabilities         1,459            1,527
                                                   -----            -----

Total current liabilities                          4,345            4,131

Long-term debt                                       115              115

Stockholders' equity:
   Preferred stock, par value $0.001 per share
      8,000,000 authorized and none issued             -                -
   Common stock, par value, $0.0019 per share,
      31,600,000  shares  authorized,  8,916,812
      and  8,922,076  shares issued and outstanding
      as of December 31, 1997 and March 31, 1998,
      respectively                                    17               17
Additional paid-in capital                        35,616           35,642
Accumulated deficit                               (5,527)          (5,198)
Foreign currency translation adjustment           (1,025)          (1,025)
                                                  -------          -------

Total stockholders' equity                         29,081           29,436
                                                   ------           ------

    Total liabilities and stockholders' equity   $ 33,541           33,682
                                                 ========           ======
   See accompanying notes to the unaudited Consolidated Financial Statements

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                      1997              1998
                                                      ----              ----


Revenues:
Product Sales                                      $  3,218             4,459
Grant revenues                                           -                 54
                                                     ------            ------

Total revenues                                        3,218             4,513
                                                     ------            ------

Cost of goods sold                                      803               969
                                                     ------            ------

Gross profit                                          2,415             3,544
                                                     ------            ------

Selling, general and administrative                   1,940             3,018
Research and development                                181               301
                                                     ------            ------

Total operating expenses                              2,121             3,319
                                                     ------            ------

Operating income                                        294               225
                                                     ------            ------

Other income and expense:
   Interest income                                        3               281
                                                     ------            ------
Income before provision for
   income taxes                                         297               506

Provision for income taxes                               75               177
                                                    -------            ------
Net income                                         $    222               329
                                                   ========            ======

Net income per share                               $   0.02              0.04
                                                   ========              ====



Pro forma earnings per share:
     Basic                                            $0.02              0.04
     Diluted                                          $0.02              0.04

Shares used in computing pro forma earnings
 per share:
     Basic                                            8,916             8,920
     Diluted                                          9,232             9,278

   See accompanying notes to the unaudited Consolidated Financial Statements

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                                                        Three Months Ended
                                                            March 31,
                                                      -------------------------
                                                        1997             1998

Cash flows from operating activities:

Net income                                           $   222              329
Adjustments to reconcile net income
     to net cash (used in) provided by
     operating activities:
Depreciation and amortization                             99              109
Change in assets and liabilities:
Increase in trade accounts receivable                   (490)            (128)
Increase in inventory, net                              (195)            (390)
Decrease in grants receivable                             44               68
Increase in prepaid expenses and
     other current assets                               (160)            (162)
Decrease in investments                                   10                -
Increase in trade accounts payable                       805              125
Decrease in related party                                (78)               -
Increase (decrease) in current income tax liability       75            (407)
Increase (decrease) in accrued and other liabilities    (203)              68
                                                       -----            -----

                                                         (93)            (717)
                                                       -----            -----

Net cash (used in) provided by operating activities      129             (388)
                                                       -----            -----

Cash flows from investing activities
         Purchase of plant and equipment                (216)            (490)
                                                       -----             -----

Cash flows from financing activities:
         Proceeds from issuance of long-term debt         43                -
         Proceeds from exercise of employee stock options  -               26
         Deferred offering cost                         (313)               -
                                                        -----             ----

Net cash (used in) provided by financing activities     (270)              26
Net effects of foreign exchange rate differences          42                -
                                                        -----             ----
Net decrease in cash and cash equivalents               (315)            (852)
Cash and cash equivalents at beginning of period       1,593           22,632
                                                       -----           ------
Cash and cash equivalents at end of period          $  1,278           21,780
                                                    ========           ======


Supplementary cashflow information:
Cash paid for interest                                     3                -
Cash paid for taxes                                      208              584



   See accompanying notes to the unaudited Consolidated Financial Statements

                     BIONX IMPLANTS, INC., AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying financial statements have been prepared by Bionx Implants, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 1997 and March 31, 1998, and the Company's consolidated results of operations and cash flows for the three months ended March 31, 1997 and 1998, have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997 and notes thereto included in the Company's Annual Report on Form 10-K (No. 33-22359) filed with the Securities and Exchange Commission. The results of operations and the cash flows for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

2.       Inventory

         Inventory consists of the following components (000's):


                                                     December 31,      March 31,
                                                        1997             1998

         Raw materials                              $      437            245
         Finished goods                                  2,778          3,375
                                                         -----          -----

                                                         3,215          3,620
                        Less reserves                     (665)          (680)
                                                         -----          -----
                                                    $    2,550          2,940
                                                     =========          =====

3.       Initial Public Offering; Pro Forma Net Income  Per Share

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

         The calculation of shares used in computing pro forma basic and diluted earnings per share also includes the Company's mandatorily redeemable convertible preferred stock and related warrants, assuming conversion into shares of common stock (using the if-converted method) from the original date of issuance in 1996. The calculation also assumes that the shares issued in the Company's IPO were outstanding as of January 1, 1997.

         The following table sets forth the calculation of the total number of shares used in the computation of pro forma earnings per common share for the three months ended March 31, 1997 and 1998 (in thousands):

                                                    1997                    1998
                                                    ----                    ----

Weighted average common shares outstanding         7,618                   8,920
Assumed conversion of Series A Mandatorily
         Redeemable Convertible Preferred Stock
         and related warrants using the
         if-converted method                       1,298                       -
                                                   -----                       -

Shares used in computing pro forma basic
         earnings per share                        8,916                   8,920

Incremental shares from assumed exercise of
         dilutive options and warrants               316                     358
                                                   -----                     ---

Shares used in computing pro forma diluted
         earnings per share                        9,232                   9,278
                                                   =====                   =====


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


5.        Foreign Currency Translation

         Through December 31, 1997, the financial statements of the Company's foreign subsidiaries were translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (SFAS 52). Substantially all assets and liabilities of the foreign subsidiaries, all of which are located in Finland, were translated at year-end exchange rates and income and expense items were translated at an average exchange rate for the year. Adjustments resulting from the translation of financial statements through December 31, 1997 are reflected as a component of stockholders' equity in the accompanying balance sheets.

Effective January 1, 1998, the functional currency of the Company's foreign subsidiaries was changed from the Finnish Markka to the U.S. dollar. The change in functional currency was based on changes in certain salient economic factors of the foreign subsidiaries including cash flows, sales prices of the products being manufactured, the sales markets for the products being manufactured, expenses being incurred, sources of financing, and intercompany transactions. The change in these economic factors is primarily due to the increased reliance of the foreign subsidiaries on the U.S. marketplace for sales of products being manufactured.

In accordance with SFAS 52, the cumulative translation adjustment through December 31, 1997 has been frozen, and remains as a component of stockholders' equity.

6.       Reporting Comprehensive Income

          As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 has no impact on the Company's net income or stockholders' equity. SFAS 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

Following are the components of comprehensive income for the three month periods ended March 31, 1997 and 1998 (in thousands):

                                                                March 31,
                                                           1997           1998
                                                           ----           ----

Net income                                                $ 222            329
Foreign currency translation adjustments                     42             -
                                                          -----           ----

Comprehensive income                                      $ 264            329
                                                          =====           ====

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

         Statements regarding future performance in this Quarterly Report on Form 10-Q constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors, including those set forth in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         The Company was founded in 1984 to develop certain resorbable polymer implants for orthopaedic uses. The Company had incurred substantial operating losses from its inception through December 31, 1996 and, at March 31, 1998, had an accumulated deficit of approximately $5.2 million. Such losses resulted principally from expenses associated with the development, patenting and clinical testing of the Company's Self-Reinforcing technologies and resorbable implant designs, preparation of submissions to the U.S. Food and Drug Administration (the "FDA") and foreign regulatory agencies, the development of sales, marketing and distribution channels, the write-off of acquired in-process research and development, and the development of its manufacturing capabilities. Although the Company's revenues have grown significantly in recent periods, no assurance can be given that this trend will continue or that revenues of any magnitude will exceed expenses incurred in anticipation of future growth. Accordingly, the Company may incur significant operating losses in the future as it continues its product development efforts, expands its marketing, sales and distribution activities and scales up its manufacturing capabilities. There can be no assurance that the Company will be able to continue to successfully commercialize its products or that continued profitability will be achieved.

         The Company first introduced its polyglycolic acid ("PGA") polymer pins in 1984 and its PGA screws in 1986. In 1987, the Company introduced its first poly-l-lactic acid ("PLLA") polymer products, PLLA pins. PLLA screws were introduced in 1989. Since the introduction of these products, the Company has expanded its PGA and PLLA pin and screw product lines to address additional clinical indications. The Company's PGA membrane product was introduced in 1992, and, in 1995, the Company launched its Meniscus Arrow, PLLA tacks, and PGA and PLLA urology stents. During the first quarter of 1998, the Company received approval to market three additional products; a tack for shoulder repair, a cannulated screw for wrist fractures and a screw for cosmetic surgery. Prior to 1996, the Company derived substantially all of its revenue from sales of its PLLA and PGA screws and pins. A substantial portion of the Company's revenues and revenue growth in more recent periods has resulted from U.S. sales of the Meniscus Arrow, which received FDA clearance in March 1996. To date, all products sold by the Company have been launched first in international markets. During the three months ended March 31, 1997 and 1998, international product sales represented 15% of the Company's total product sales.

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

          The Company sells its products through managed networks of independent sales agents, distributors and dealers. In the U.S., the Company handles all shipping and invoicing functions directly and pays commissions to its sales
agents.   Outside  the  U.S.,  the  Company  sells  its  products   directly  to
distributors  and  dealers  at  discounts  that vary by  product  and by market.
Accordingly, the Company's U.S. sales result in higher gross margins than international sales. Since the Company pays commissions on sales made through its U.S. network, any increase in the percentage of U.S. sales to total sales in the future will likely result in an increase in the percentage of selling, general and administrative expenses to total sales. This increase would be partially offset by the higher gross margins received on products sold in the U.S.

         Outside of the orthopaedic market, the Company may seek to establish licensing or distribution agreements with strategic partners to develop certain products and to market and distribute products that the Company elects not to distribute through managed networks of independent sales agents, distributors and dealers. The Company has licensed its membrane patent for use in dental and two other applications in Europe to Ethicon GmbH, a subsidiary of Johnson & Johnson. Ethicon GmbH has agreed to pay royalties to the Company upon the initiation of commercial sales of its membrane products, which were released for commercial use commencing in the third quarter of 1997; royalties on such sales are payable to the Company in the following quarter. Revenues from the Company's domestic or international sales of such products have not been material. Accordingly, no assurance can be given that royalty payments from Ethicon GmbH will be material.

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

         While the Company's operating losses have resulted in net operating loss carryforwards of approximately $900,000 for income tax reporting purposes, the extent to which such carryforwards are available to offset future U.S. taxable income is significantly limited as a result of various ownership changes that have occurred in recent years. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of the U.S. carryforwards for federal income tax purposes. Furthermore, income earned by a foreign subsidiary may not be offset against operating losses of Bionx Implants, Inc. or its U.S.

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

Results of Operations

          Product sales. The Company's product sales increased by 39% from $3.2 million during the quarter ended March 31, 1997 to $4.5 million during the quarter ended March 31, 1998. Product sales are comprised of three specific product categories; Meniscus Arrows, Other Implants (screws, pins, tacks and stents) and Instruments and other product-related revenue.

          Meniscus Arrow revenues increased by 38% worldwide from $2.3 million during the first quarter of 1997 to $3.1 million during the first quarter of 1998. However, Meniscus Arrow revenues declined by 8% compared to the fourth quarter, 1997 level of $3.4 million. This decline was attributed to the arrival of new competition in the meniscal repair market. During the first quarter of 1998, the Company reported that discounting and other competitive practices by competitors launching new products were adversely impacting sales of the Meniscus Arrow. The Company estimates that for the first six months of 1998, such practices (which are not expected to continue on a long-term basis) are expected to reduce revenues from Meniscus Arrow sales by approximately $2.0 million from the Company's previous expectations. The immediately preceding sentence constitutes a Forward-Looking Statement. Actual results could differ materially from the projections in that sentence as a result of several factors, including the nature and extent of the pricing practices of the Company's competitors and other factors set forth in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

          Other implant revenues increased by 45% worldwide from approximately $620,000 during the first quarter of 1997 to approximately $890,000 during the first quarter of 1998. Instruments and other product-related revenues increased by 17% worldwide from approximately $370,000 during the first quarter of 1997 to approximately $430,000 during the first quarter of 1998.

          The 1998 product sales increases over the comparable 1997 period reflect increased utilization of the Company's managed network of independent sales agents in the U.S. and increased sales of the Company's existing products in international markets.

          Grant revenues. Grant revenues totaled $54,000 for the three months ended March 31, 1998. No grant revenue was recorded during the comparable period ended March 31, 1997. The revenue generated during the first quarter of 1998 was due to grants obtained from a Finnish government research organization, which funds certain research and development projects.

         Gross profit; gross margin. The Company's gross profit increased from $2.4 million during the first quarter of 1997 to $3.5 million during the first quarter of 1998. The increase in the Company's gross profit primarily resulted from the general increase in product sales volume. Overall, the Company's gross profit margin (including the effects of grant revenue) increased from 75% during the first quarter of 1997 to 78.5% during the first quarter of 1998. The increase in gross margin in 1998 is primarily attributable to the leveraging of certain fixed manufacturing costs over the Company's expanded revenue base.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by 56% from $1.9 million during the first quarter of 1997 to $3.0 million during the first quarter of 1998. Such expenses were 60% of product sales during the first quarter of 1997, as compared with 68% of product sales during the first quarter of 1998. Selling, general and administrative expenses consist primarily of distributor commissions paid on product sales in the U.S., patent and license related expenses, costs incurred in connection with the regulatory process, expenses associated with supporting the Company's managed networks of independent sales agents, distributors and dealers, and amortization of goodwill and patents associated with the Company's September 1996 reorganization (such amortization and depreciation amounting to approximately $65,000 per quarter and expected to be approximately $255,000 per year through 2017). The increases in the dollar amount of selling, general and administrative expenses were primarily attributable to increased commission payment obligations reflecting the Company's increased product sales in the U.S. and increased expenses associated with establishing and supporting a managed network of independent sales agents in the U.S. The increase in the percentage relationship of such expenses to product sales reflects an increase in certain fixed expenses without a corresponding increase in product sales.

          Research and development. Research and development expenses increased by 66% from $181,000 during the first quarter of 1997 to $301,000 during the first quarter of 1998. This increase reflected an increased volume of product development work being performed by the Company and increased staffing levels.

         Interest income. In the first quarter of 1998, the Company generated interest income of $281,000, compared to interest income of $3,000 in the comparable period of 1997. Funds obtained from the proceeds of the initial public offering in late April 1997 generated the interest income in the 1998 period.

         Income taxes. The provision for income taxes during the first quarter of 1998 reflects the Company's profitable operations during the periods presented. Due to the utilization of certain Finnish net operating loss carryforwards during 1997, the effective tax rate increased from 25% during the first quarter of 1997 to 35% during the first quarter of 1998.

         Net income. The Company reported net income of $329,000 or $.04 per share (basic and diluted) for the first quarter of 1998, as compared with net income of $222,000 or $0.02 per share (basic and diluted) for the comparable period in 1997. No assurance can be given that the Company will continue to be profitable during future periods.

          Per Share Calculations. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement No. 128"), effective for fiscal years ending after December, 1997. This Statement replaces the presentation of primary EPS with a presentation of basic EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement of all entities with complex capital structures. Statement 128 also requires a reconciliation of the numerator and denominator of the diluted EPS computation. See Note 3 of the Notes to the Company's Consolidated Financial Statements.


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

         At December 31, 1997 and March 31, 1998, cash and cash equivalents totaled $22.6 million and $21.8 million, respectively. The decrease in cash and cash equivalents of $852,000 is primarily attributable to investments made in facility expansion, and a payment related to the 1997 Finnish income tax liability.

         As of March 31, 1998, the Company had working capital of $24.5 million. Long-term debt of $158,000 remained unchanged from the level at the beginning of the year, representing loans obtained from the Finnish government. This debt carries interest ranging in rates from 1 - 3% per annum.

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

Year 2000 Compliance

          For information regarding the Company's compliance with "Year 2000" issues, see Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds

         The Company's initial public offering was effected pursuant to a registration statement on Form S-1 (No. 333-22359) declared effective by the Securities and Exchange Commission (the "SEC") on April 24, 1997. The offering commenced on April 25, 1997 and terminated after all securities were sold.

          From April 25, 1997 through March 31, 1998, the Company has used the net proceeds of its initial public offering for the following categories enumerated by the SEC:

                                                  Reasonable Estimated Amount
                                                         (in thousands)
       Category

       Construction of plant, building and facilities       $       157

       Purchase and installation of machinery and equipment         683

       Purchases of real estate                                      -

       Acquisition of other businesses                               -

       Repayment of indebtedness                                    655

       Working capital                                               -

       Short term investments                                    19,705

       Other purposes for which at least $100,000 has been used      -

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

Item 6. Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

     No. 27.1 Financial Data Schedule

     (b) The Registrant did not file any Current Report on Form 8-K during the quarter ended March 31, 1998.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BIONX IMPLANTS, INC.





                                     By: /s/David W. Anderson
                                         David W. Anderson
                                         President and Chief Executive Officer





                                     By: /s/ Michael J.  O'Brien
                                         Michael J. O'Brien
                                         Vice President, Chief Financial Officer
                                         and Chief Accounting Officer


Dated: May 12, 1998

EXHIBIT INDEX


Exhibit No.

Exhibit No. 27.1 Financial Data Schedule