Form 10-Q
period 1998-06-30
BIONX IMPLANTS INC
filed 1998-08-14
CIK 1030418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarterly period ended June 30, 1998 or

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

          At August 10, 1998, there were 8,922,076 shares of Common Stock, par value $.0019 per share, outstanding.

                     BIONX IMPLANTS, INC. AND SUBSIDIARIES

                                     INDEX




                                                                    Page

Part I. Financial Information

Item 1. Consolidated Financial Statements

    Consolidated Balance Sheets at December 31, 1997
             and June 30, 1998 (Unaudited)                            3

    Consolidated Statements of Operations for the Three and Six
             Months Ended June 30, 1997 and 1998 (Unaudited)          4

    Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 1997 and 1998 (Unaudited)                 5

    Notes to Consolidated Financial Statements (Unaudited)            6

Item 2. Management's Discussion and Analysis of Financial            10
         Condition and Results of Operations


Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds                   15

Item 4. Submission of Matters to a Vote of Security Holders          15

Item 6. Exhibits and Reports on Form 8-K                             17

Signatures                                                           18

Item 1. Financial Statements


                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       December 31, 1997 and June 30, 1998
                      (in thousands, except share amounts)

                                                                          December 31,      June 30,
                                                                              1997           1998
                                                                                          (Unaudited)
Assets:
Current assets:

   Cash and cash equivalents                                              $ 22,632           19,566
   Inventory, net                                                            2,550            4,268
   Trade accounts receivable, net of
      allowance of $111 as of December 31,
      1997 and June 30, 1998                                                 3,070            3,655
   Grants receivable                                                           129              117
   Prepaid expenses and other current assets                                   158              593
   Deferred tax assets                                                         355              607
                                                                               ---              ---

Total current assets                                                        28,894           28,806
Investments                                                                     87               87
Plant and equipment, net                                                       849            1,825
Goodwill and intangibles, net                                                3,711            3,658
                                                                             -----            -----

          Total assets                                                    $ 33,541           34,376
                                                                          ========           ======

Liabilities and Stockholders' Equity
Current Liabilities:
    Trade accounts payable                                               $   1,775            2,350
     Long-term debt, current portion                                            43               43
     Related party                                                              74                -
     Current income tax liability                                              994              570
     Accrued and other current liabilities                                   1,459            1,406
                                                                             -----            -----

Total current liabilities                                                    4,345            4,369

Long-term debt                                                                 115              128

Stockholders' equity:
  Preferred stock, par value $0.001 per share
      8,000,000 authorized and none issued                                      -                -
  Common stock, par value, $0.0019 per share,
    31,600,000  shares  authorized,  8,916,812 and  8,922,076
    shares issued and outstanding as of December 31, 1997
    and June 30, 1998, respectively                                             17               17
Additional paid-in capital                                                  35,616           35,642
Accumulated deficit                                                         (5,527)          (4,755)
Foreign currency translation adjustment                                     (1,025)          (1,025)
                                                                            -------          -------

Total stockholders' equity                                                  29,081           29,879
                                                                            ------           ------

          Total liabilities and stockholders' equity                      $ 33,541           34,376
                                                                          ========           ======

                     See accompanying notes to the unaudited
                       Consolidated Financial Statements.


                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                             Three Months Ended       Six Months Ended
                                                                 June 30,                  June 30,
                                                            1997           1998       1997          1998
                                                            ----           ----       ----          ----


Revenues:

Product Sales                                             $  3,822         5,057   $  7,040         9,516
Grant revenues                                                 108           108        108           162
                                                            ----           ---         ----           ---

Total revenues                                               3,930         5,165      7,148         9,678
                                                             -----         -----      -----         -----

Cost of goods sold                                             942         1,074      1,745         2,043
                                                               ---         -----      -----         -----

Gross profit                                                 2,988         4,091      5,403         7,635
                                                             -----         -----      -----         -----

Selling, general and administrative                          2,333         3,124      4,273         6,142
Research and development                                       220           630        401           931
                                                               ---           ---        ---           ---

Total operating expenses                                     2,553         3,754      4,674         7,073
                                                             -----         -----      -----         -----

Operating income                                               435           337        729           562
                                                               ---           ---        ---           ---

Other income and expense:
   Interest income                                             172           287        175           568
                                                             -----           ---       ----           ---

Income before provision for
   income taxes                                                607           624        904          1,130

Provision for income taxes                                     153           181        228            358
                                                              ----           ---       ----            ---

Net income                                                $    454           443   $    676            772
                                                          ========           ===   ========            ===


Pro forma earnings per share:
     Basic                                                 $  0.05          0.05       0.08           0.09
     Diluted                                               $  0.05          0.05       0.07           0.08


Shares used in computing pro forma earnings per share:

     Basic                                                  8,916          8,922      8,916          8,921
     Diluted                                                9,232          9,266      9,232          9,272

   See accompanying notes to the unaudited Consolidated Financial Statements.



                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                ----------------------------
                                                                                   1997                1998

Cash flows from operating activities:

Net income                                                                  $       676                 772
Adjustments to reconcile net income
     to net cash (used in) provided by operating activities:
Depreciation and amortization                                                       203                 234
Change in assets and liabilities:
Increase in inventory, net                                                         (395)             (1,718)
Increase in trade accounts receivable, net                                         (604)               (585)
Decrease in grants receivable                                                        32                  12
Decrease in deferred offering costs                                                 195                   -
Decrease (increase) in prepaid expense and other current assets
                                                                                    122                (435)
Increase in deferred tax assets                                                       -                (252)
Increase in trade accounts payable                                                  749                 575
Decrease in related party                                                           (85)                (74)
Increase (decrease) in current income tax liability                                   7                (424)
Decrease in accrued and other current liabilities                                  (389)                (53)
                                                                                   -----                ----

                                                                                   (165)             (2,720)
                                                                                   -----             -------

Net cash (used in) provided by operating activities                                 511              (1,948)
                                                                                    ---              -------

Cash flows from investing activities
         Purchase of plant and equipment                                           (423)            (1, 096)
                                                                                   -----            --------

Cash flows from financing activities:

         Proceeds from initial public offering                                    24,150                  -
         Proceeds from issuance of long-term debt                                     -                  13
         Capitalization of patents                                                    -                 (61)
             Exercise of warrants                                                    552                  -
             Offering costs from initial public offering                          (3,050)                 -
             Repayment of long-term debt                                            (607)                 -
         Proceeds from exercise of employee stock options                             -                  26
                                                                                  -------               ----

Net cash provided by financing activities                                         21,045                (22)
Net effects of foreign exchange rate differences                                    (116)                 -

Net increase (decrease) in cash and cash equivalents                              21,017             (3,066)
Cash and cash equivalents at beginning of period                                   1,593             22,632
                                                                                   -----             ------
Cash and cash equivalents at end of period                                  $     22,610             19,566
                                                                            ============             ======
Supplementary cashflow information:
Cash paid for interest                                                               28                   1
Cash paid for taxes                                                                 221               1,034
Conversion of series A preferred shares to common shares upon
consummation of the initial public offering                                       5,000                   -



   See accompanying notes to the unaudited Consolidated Financial Statements.

                     BIONX IMPLANTS, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying financial statements have been prepared by Bionx Implants, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 1997 and June 30, 1998, and the Company's consolidated results of operations and cash flows for the six months ended June 30, 1997 and 1998, have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997 and notes thereto included in the Company's Annual Report on Form 10-K (No. 33-22359) filed with the Securities and Exchange Commission. The results of operations and the cash flows for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

2.       Inventory

         Inventory consists of the following components (000's):


                                               December 31,            June 30,
                                                  1997                  1998


Raw materials                                    $    437                422
Finished goods                                      2,778              4,596
                                                    -----              -----

                                                    3,215              5,018
Less reserves                                        (665)              (750)
                                                     -----              -----
                                                 $   2,550             4,268
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

         Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share (EPS). SFAS 128 establishes and simplifies the standards of computing earnings per share previously found in Accounting Principles Board Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. Under SFAS 128, basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options and warrants using the treasury stock method and are excluded if their effect is antidilutive.

         Pursuant to Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98 and SEC staff policy, all common shares issued during the periods prior to the Company's IPO for nominal consideration are presumed to have been issued in contemplation of the IPO and are to be included in the calculation of basic earnings per share as if they were outstanding for all periods presented. Similarly, common shares and potential common shares issued during the period prior to the IPO for nominal consideration are presumed to have been issued in contemplation of the IPO and are to be included in the calculation of diluted earnings per share, even though anti-dilutive, as if outstanding for all periods presented. The Company had no common or potential common shares issued for nominal consideration during the periods prior to the IPO.

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

         The following table sets forth the calculation of the total number of shares used in the computation of pro forma earnings per common share for the three months ended June 30, 1997 and 1998 (in thousands):

                                                                                    1997                     1998
                                                                                    ----                     ----

Weighted average common shares outstanding                                           7,618                   8,922

Assumed conversion of Series A Mandatorily
         Redeemable Convertible Preferred Stock
         and related warrants using the
         if-converted method                                                         1,298                       -
                                                                                     -----                       -

Shares used in computing pro forma basic
         earnings per share                                                          8,916                   8,922

Incremental shares from assumed exercise of
         dilutive options and warrants                                                 316                     344
                                                                                       ---                     ---

Shares used in computing pro forma diluted
         earnings per share                                                          9,232                   9,266
                                                                                     =====                   =====



The following table sets forth the calculation of the total number of shares used in the computation of pro forma earnings per common share for the six months ended June 30, 1997 and 1998 (in thousands):


                                                                                      1997                   1998
                                                                                      ----                   ----

Weighted average common shares outstanding                                           7,618                   8,921

Assumed conversion of Series A Mandatorily
         Redeemable Convertible Preferred Stock
         and related warrants using the
         if-converted method                                                         1,298                       -
                                                                                     -----                       -

Shares used in computing pro forma basic
         earnings per share                                                          8,916                   8,921

Incremental shares from assumed exercise of
         dilutive options and warrants                                                 316                     351
                                                                                       ---                     ---

Shares used in computing pro forma diluted
         earnings per share                                                          9,232                   9,272
                                                                                     =====                   =====



4.       Foreign Currency Translation

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

Effective January 1, 1998, the functional currency of the Company's foreign subsidiaries was changed from the Finnish Marrka to the U.S. dollar. The change in functional currency was based on changes in certain salient economic factors of the foreign subsidiaries including cash flows, sales prices of the products being manufactured, the sales markets for the products being manufactured, expenses being incurred, sources of financing, and intercompany transactions. The change in these economic factors is primarily due to the increased reliance of the foreign subsidiaries on the U.S. marketplace for sales of products being manufactured.

         In accordance with SFAS 52, the cumulative translation adjustment through December 31, 1997 has been frozen, and remains as a component of stockholders' equity.


5.       Reporting Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. SFAS 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

Following are the components of comprehensive income for the three month periods ended June 30, 1997 and 1998 (in thousands):

                                                                June 30,
                                                       1997                 1998
                                                       ----                 ----


Net income                                            $ 454                 443
Foreign currency translation adjustments                 42                   -
                                                      -----                ----

Comprehensive income                                  $ 496                 443
                                                        ===                 ===


Following are the components of comprehensive income for the six month periods ended June 30, 1997 and 1998 (in thousands):

                                                            June 30,
                                                    1997                  1998
                                                    ----                  ----

Net income                                         $ 676                   772
Foreign currency translation adjustments            (116)                    -
                                                    ----                  ----

Comprehensive income                               $ 560                   772
                                                     ===                   ===

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

         The Company was founded in 1984 to develop certain resorbable polymer implants for orthopaedic uses. The Company had incurred substantial operating losses from its inception through December 31, 1996, with an accumulated deficit of approximately $7.7 million as of December 31, 1996. Such losses resulted principally from expenses associated with the development, patenting and clinical testing of the Company's Self-Reinforcing technologies and resorbable implant designs, preparation of submissions to the U.S. Food and Drug Administration (the "FDA") and foreign regulatory agencies, the development of sales, marketing and distribution channels, the write-off of acquired in-process research and development, and the development of its manufacturing capabilities. As of June 30, 1998, the accumulated deficit has been reduced to $4.8 million. Although the Company's revenues have grown significantly in certain recent periods, no assurance can be given that this trend will continue or that revenues of any magnitude will exceed expenses incurred in anticipation of future growth. Accordingly, the Company may incur significant operating losses in the future as it continues its product development efforts, expands its marketing, sales and distribution activities and scales up its manufacturing capabilities. There can be no assurance that the Company will be able to continue to successfully commercialize its products or that continued profitability will be achieved.

          The Company first introduced its polyglycolic acid ("PGA") polymer pins in 1984 and its PGA screws in 1986. In 1987, the Company introduced its first poly-l-lactic acid ("PLLA") polymer products, PLLA pins. PLLA screws were introduced in 1989. Since the introduction of these products, the Company has expanded its PGA and PLLA pin and screw product lines to address additional clinical indications. The Company's PGA membrane product was introduced in 1992, and, in 1995, the Company launched its Meniscus Arrow, PLLA tacks, and PGA and PLLA urology stents. During the first six months of 1998, the Company received approval to market four additional products; a tack for shoulder repair, a cannulated screw for wrist fractures, a screw for cosmetic surgery, and an anchor for shoulder repair. Prior to 1996, the Company derived substantially all of its revenue from sales of its PLLA and PGA screws and pins. A substantial portion of the Company's revenues in more recent periods has resulted from U.S. sales of the Meniscus Arrow, which received FDA clearance in March 1996. To date, all products sold by the Company have been launched first in international markets. During the three months ended June 30, 1998, international product sales represented 19% of the Company's total product sales compared with 15% in the second quarter of 1997.

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

          The Company has entered into agreements pursuant to which the Company is obligated to pay royalties based on net sales of certain of the Company's products, including the Meniscus Arrow. To the extent that sales of the Meniscus Arrow products and other licensed products increase in future periods, the Company's royalty obligations are expected to increase.

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

Results of Operations

         Product sales. The Company's product sales increased by 32% from $3.8 million during the quarter ended June 30, 1997 to $5.1 million during the quarter ended June 30, 1998, and by 35% from $7.0 million during the first six months of 1997 to $9.5 million during the first six months of 1998. Product sales are comprised of three specific product categories; Meniscus Arrows, Other Implants (screws, pins, tacks, stents) and Instruments and other product-related revenue.

          Meniscus Arrow revenues increased by 30% worldwide from $2.6 million during the second quarter of 1997 to $3.4 million during the second quarter of 1998, and increased by 9% from the first quarter 1998 level of $3.1 million. Revenues from Meniscus Arrow sales for the first six months of 1998 were $6.5 million, a 34% increase over revenues of the comparable period in 1997. Meniscus Arrow performance in the U.S. continues to be impacted by competitive pressures in the marketplace.

          Other implant revenues increased by 62% worldwide from $676,000 during the second quarter of 1997 to $1,090,000 during the second quarter of 1998, and by 54% worldwide from $1.3 million during the first six months of 1997 to $2.0 million during the first six months of 1998. The 1998 product sales increases reflect increased utilization of the Company's managed network of independent sales agents in the U.S. and increased sales of the Company's existing products in international markets.

          Instruments and other product-related revenues remained relatively unchanged from $577,000 during the second quarter of 1997, and $948,000 during the first six months of 1997 to $568,000, and $ 1.0 million during the comparable 1998 periods.

          Grant revenues. Grant revenues totaled $108,000 for the three months ended June 30, 1998, compared with the same amount recorded during the three month period ended June 30, 1997. Grant revenues increased slightly from the first six months of 1997 to the comparable period in 1998. This revenue is generated from grants obtained from a Finnish government research organization, which funds certain research and development projects.

          Gross profit; gross margin. The Company's gross profit increased from $3.0 million during the second quarter of 1997 to $4.1 million during the second quarter of 1998, and from $5.4 million during the first six months of 1997 to $7.6 million during the first six months of 1998. The increases in the Company's gross profit primarily resulted from the general increase in product sales volume. Overall, the Company's gross margin (including the effects of grant revenue) increased from 76% during the second quarter of 1997 to 79% during the second quarter of 1998, and from 76% to 79% during the comparable six month periods. The increases in gross margin in 1998 are primarily attributable to the leveraging of certain fixed manufacturing costs over the Company's expanded revenue base.

          Selling, general and administrative expenses. Selling, general and administrative expenses increased by 34% from $2.3 million during the second quarter of 1997 to $3.1 million during the second quarter of 1998, and by 44% from $4.3 million during the first six months of 1997 to $6.1 million during the first six months of 1998. Such expenses were 61% of product sales during the second quarter of 1997, 62% of product sales during the second quarter of 1998, 61% of product sales during the first six months of 1997, and 65% of product sales during the first six months of 1998. Selling, general and administrative expenses consist primarily of distributor commissions paid on product sales in the U.S., patent and license related expenses, costs incurred in connection with the regulatory process, expenses associated with supporting the Company's managed networks of independent sales agents, distributors and dealers and amortization of goodwill and patents associated with the Company's September 1996 reorganization (such amortization and depreciation amounting to approximately $65,000 per quarter and expected to be approximately $255,000 per year through 2017). The increases in the dollar amount of selling, general and administrative expenses were primarily attributable to increased commission payment obligations reflecting the Company's increased product sales in the U.S. and increased expenses associated with establishing and supporting a managed network of independent sales agents in the U.S. The increases in the percentage relationship of such expenses to product sales reflect certain general and administrative expenses incurred in anticipation of new product launches.

          Research and development. Research and development expenses increased by 186% from $220,000 during the second quarter of 1997 to $630,000 during the second quarter of 1998, and by 132% from $401,000 during the first six months of 1997 to $931,000 during the comparable period in 1998. These increases reflected an increased volume of product development work being performed by the Company and increased staffing levels in this area.

          Interest income. In the second quarter of 1998, the Company generated interest income of $287,000, compared to interest income of $172,000 in the comparable period of 1997. For the six month periods, interest income increased from $175,000 to $568,000. Funds obtained from the proceeds of the initial public offering in late April 1997 generated the interest income in the 1997 and 1998 periods.

          Income taxes. The provision for income taxes during the second quarter and first six months of 1998 reflects the Company's profitable operations during the periods presented. Due to the utilization of certain Finnish net operating loss carryforwards during 1997, the effective tax rate increased from 25% during the second quarter and first six months of 1997 to 29% during the second quarter and 32% during the first six months of 1998.

          Net income. The Company reported net income of $443,000 or $.05 per share (basic and diluted) for the second quarter of 1998, as compared with net income of $454,000 or $0.05 per share (basic and diluted) for the comparable period in 1997. For the six month periods, diluted income per share increased from $.07 per share in 1997 to $.08 per share in 1998. No assurance can be given that the Company will continue to be profitable during future periods.

          Per Share Calculations. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement No. 128"), effective for fiscal years commencing after December, 1997. This Statement replaces the presentation of primary EPS with a presentation of basic EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement of all entities with complex capital structures. Statement 128 also requires a reconciliation of the numerator and denominator of the diluted EPS computation. See note 3 of the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

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

          At December 31, 1997 and June 30, 1998, cash and cash equivalents totaled $22.6 million and $19.6 million, respectively. The decrease in cash and cash equivalents of approximately $3,000,000 is attributable to investments of $1.1 million in machinery and equipment in the Finnish manufacturing facility, as well as a $ 1.8 million increase in inventory levels in anticipation of new product launches.

          As of June 30, 1998, the Company had working capital of $24.4 million, compared with $24.5 million as of December 31, 1997. Long-term debt of $171,000 increased slightly from the level at the beginning of the year of $158,000. This debt represents loans obtained from the Finnish government, and carries interest rates ranging from 1 - 3% per annum.

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

          From April 25, 1997 through June 30, 1998, the Company has used the following amount of such net proceeds for the following categories enumerated by the SEC:

                                                    Reasonable Estimated Amount
                                                          (in thousands)
       Category

       Construction of plant, building and facilities          $    200

       Purchase and installation of machinery and equipment       1,100

       Purchases of real estate                                     -

       Acquisition of other businesses                              -

       Repayment of indebtedness                                    655

       Working capital                                              -

       Short term investments                                    19,245

       Other purposes for which at least $100,000 has been used     -

None of the above-mentioned uses of proceeds represented direct or indirect payments to directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity security of the Company or to affiliates of the Company. Such uses do not represent a material change in the use of proceeds described in the above-mentioned registration statement.

Item 4. Results of Votes of Security Holders

          The Annual Meeting of Stockholders was held on May 19, 1998, in Blue Bell, Pennsylvania. A class of two directors was nominated by the Board of Directors to serve for a three year term and was elected at the meeting. At such meeting, 5,809,779 shares were voted and a plurality of the votes was needed for election. The table below discloses the vote which was recorded for each nominee for office.

                                      For                     Authority Withheld

David W. Anderson                  5,805,304                         4,275
Terry D. Wall                      5,805,604                         3,975


Item 6. Exhibits and Reports on Form 8-K

          (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

          No. 27.1 Financial Data Schedule

          (b) The Registrant did not file any Current Report on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BIONX IMPLANTS, INC.





                                        By: /s/David W. Anderson
                                               David W. Anderson,
                                               President and Chief Executive
                                               Officer


                                        By: /s/Michael J.  O'Brien
                                               Michael J. O'Brien
                                               Vice  President, Chief  Financial
                                               Officer    and   Chief Accounting
                                               Officer


Dated: August 14, 1998

                                 EXHIBIT INDEX


Exhibit No.

Exhibit No. 27.1 Financial Data Schedule