Form 10-Q
period 1998-09-30
BIONX IMPLANTS INC
filed 1998-11-17
CIK 1030418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998 or

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

                                  215-643-5000
              (Registrant's telephone number, including area code)
________________________________________________________________________________
     (Former name, former address and former fiscal year, if changed since last report)

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

At November 3, 1998, there were 8,922,076 shares of Common Stock, par value $.0019 per share, outstanding.

                     BIONX IMPLANTS, INC. AND SUBSIDIARIES

                                     INDEX




                                                                         Page

Part I. Financial Information

Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets at December 31, 1997
                  and September 30, 1998 (Unaudited)                       3

         Consolidated Statements of Operations for the Three and Nine
                  Months Ended September 30, 1997 and 1998 (Unaudited)     4

         Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 1997 and 1998 (Unaudited)            5

         Notes to Consolidated Financial Statements (Unaudited)            6

Item 2. Management's Discussion and Analysis of Financial                 10
         Condition and Results of Operations


Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds                        15

Item 6. Exhibits and Reports on Form 8-K                                  15

Signatures                                                                16

Item 1. Financial Statements

                     BIONX IMPLANTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    December 31, 1997 and September 30, 1998
                      (in thousands, except share amounts)

                                               December 31,        September 30,
                                                  1997                  1998
                                                                    (Unaudited)


Assets:

Current assets:

  Cash and cash equivalents                    $ 22,632                 17,069
  Inventory, net                                  2,550                  6,339
  Trade accounts receivable, net of
      allowance of $111 and $150
      as of December 31, 1997 and
      September 30, 1998                          3,070                  3,937
  Grants receivable                                 129                    103
  Prepaid expenses and other current assets         158                    529
  Deferred tax assets                               355                    607
Total current assets                             28,894                 28,584
Investments                                          87                     87
Plant and equipment, net                            849                  2,218
Goodwill and intangibles, net                     3,711                  3,644
                                                -------                 -------
       Total assets                            $ 33,541                 34,533
                                                =======                 ======

Liabilities and Stockholders' Equity
Current Liabilities:
     Trade accounts payable                    $  1,775                  2,233
     Long-term debt, current portion                 43                     43
     Related party                                   74                     -
     Current income tax liability                   994                    517
     Accrued and other current liabilities        1,459                  1,359
                                                  -----                  -----
Total current liabilities                         4,345                  4,152

Long-term debt                                      115                     83

Stockholders' equity:
  Preferred stock, par value
  $0.001 per share 8,000,000
  authorized and none issued                          -                      -
Common stock, par value, $0.0019 per
  share, 31,600,000 shares authorized,
  8,916,812 and 8,922,076 shares
  issued and outstanding as of
  December 31, 1997 and September 30, 1998,
  respectively                                       17                     17
Additional paid-in capital                       35,616                 35,642
Accumulated deficit                              (5,527)                (4,336)
Foreign currency translation adjustment          (1,025)                (1,025)
                                                 ------                 ------
Total stockholders' equity                       29,081                 30,298
Total liabilities and stockholders' equity     $ 33,541                 34,533
                                                =======                 ======


   See accompanying notes to the unaudited Consolidated Financial Statements.


                     BIONX IMPLANTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                           Three Months Ended    Nine Months Ended
                                             September 30,         September 30,
                                            1997         1998         1997          1998

Revenues:
Product Sales                             $  4,149       5,265     $  11,188      14,781
Grant revenues                                  15         128           123         290
                                             -----       -----        ------      ------
Total revenues                               4,164       5,393        11,311      15,071

Cost of goods sold                           1,018       1,157         2,762       3,200
                                             -----       -----        ------      ------
Gross profit                                 3,146       4,236         8,549      11,871
Selling, general and
administrative                               2,538       3,274         6,811       9,416
Research and development                       250         533           651       1,464
                                             -----       -----         -----       -----

Total operating expenses                     2,788       3,807         7,462      10,880
                                             -----       -----         -----      ------
Operating income                               358         429         1,087        9,91
Other income and expense                       284         161           459         729
                                             -----       -----         -----      ------
Income before provision for
   income taxes                                642         590         1,546       1,720
Provision for income taxes                     158         171           387         529
                                            ------        ----         -----       -----
Net income                                 $   484         419      $  1,159       1,191
                                            ======         ===         =====       =====
Pro forma earnings per share:
    Basic                                  $  0.05        0.05          0.13        0.13
    Diluted                                $  0.05        0.05          0.12        0.13
Shares used in computing pro forma
  earnings per share:
     Basic                                   8,916       8,922         8,916       8,921
     Diluted                                 9,328       9,227         9,328       9,261

   See accompanying notes to the unaudited Consolidated Financial Statements.

                     BIONX IMPLANTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                        Nine Months Ended
                                                          September 30,

                                                        1997       1998

Cash flows from operating activities:
Net income                                         $   1,159       1,191
Adjustments to reconcile net income
    to net cash (used in) provided
    by operating activities:
Depreciation and amortization                           367         427
Change in assets and liabilities:
Increase in inventory, net                             (524)     (3,789)
Increase in trade accounts receivable, net             (936)       (867)
Decrease in grants receivable                             6          26
Decrease in deferred offering costs                     195          -
Increase in prepaid expense and other current
assets                                                  (43)       (371)
Increase in deferred tax assets                           -        (252)
Increase in trade accounts payable                      384         458
Decrease in related party                               (85)        (74)
Increase (decrease) in current income tax
liability                                               136        (477)
Decrease in accrued and other
     current liabilities                               (150)       (100)
                                                       -----       -----
                                                       (650)      (5,019)
                                                       -----      -------

Net cash (used in) provided by operating activities     509       (3,828)
Cash flows from investing activities
      Purchase of plant and equipment                  (536)      (1,625)
                                                       -----      -------
Cash flows from financing activities:
   Proceeds from initial public offering             24,150           -
   Capitalization of patents                            -           (104)
   Exercise of warrants                                 552           -
   Offering costs from initial public offering       (3,050)          -
   Repayment of long-term debt                         (600)         (32)
   Proceeds from exercise of employee
     stock options                                        3           26
Net cash provided by (used in) financing
    activities                                       21,055         (110)
Net effects of foreign exchange rate differences       (158)          -
Net increase (decrease) in cash and
     cash equivalents                                20,870       (5,563)
Cash and cash equivalents at
beginning of period                                   1,593       22,632
                                                     ------       ------
Cash and cash equivalents at end of period       $   22,463       17,069
                                                  =========       ======
Supplementary cashflow information:
Cash paid for interest                                   28            1
Cash paid for taxes                                     251        1,154
Conversion of series A preferred
     shares to common shares
     upon consummation of the
     initial public offering                         5,000            -

   See accompanying notes to the unaudited Consolidated Financial Statements.

                     BIONX IMPLANTS, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation

     The accompanying financial statements have been prepared by Bionx Implants, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 1997 and September 30, 1998, and the Company's consolidated results of operations and cash flows for the nine months ended September 30, 1997 and 1998, have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997 and notes thereto included in the Company's Annual Report on Form 10-K (No. 33-22359) filed with the Securities and Exchange Commission. The results of operations and the cash flows for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

2.   Inventory

     Inventory consists of the following components (000's):

                                             December 31,          September 30,
                                               1997                     1998

  Raw materials                             $   437                      599
  Finished goods                              2,778                    6,640
                                              -----                    -----
                                              3,215                    7,239

     Less reserves                             (665)                    (900)
                                              -----                    ------
                                            $ 2,550                    6,339
                                            =======                    =====

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

     The following table sets forth the calculation of the total number of shares used in the computation of pro forma earnings per common share for the three months ended September 30, 1997 and 1998 (in thousands):

                                                      1997                1998

Weighted average common shares outstanding           7,618                 8,922
Assumed conversion of Series A Mandatorily
     Redeemable Convertible Preferred Stock
     and related warrants using the
     if-converted method                             1,298                 -

Shares used in computing pro forma basic
earnings per share                                   8,916                 8,922
Incremental shares from assumed exercise of
      dilutive options and warrants                    412                   305

Shares used in computing pro forma diluted
      earnings per share                             9,328                 9,227
                                                     =====                 =====

The following table sets forth the calculation of the total number of shares used in the computation of pro forma earnings per common share for the nine months ended September 30, 1997 and 1998 (in thousands):

                                                       1997                1998

Weighted average common shares outstanding
                                                       7,618               8,922
Assumed conversion of Series A Mandatorily
   Redeemable Convertible Preferred Stock
   and related warrants using the
   if-converted method                                 1,298                 -
Shares used in computing pro forma basic
  earnings per share                                   8,916               8,922
Incremental shares from assumed exercise of
  dilutive options and warrants                          412                 340
Shares used in computing pro forma diluted
   earnings per share                                  9,328               9,261


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

Following are the components of comprehensive income for the three month periods ended September 30, 1997 and 1998 (in thousands):

                                                             September 30,
                                                      1997               1998

Net income                                           $ 484                419

Foreign currency translation adjustments               (42)                -
                                                      ----                ----
Comprehensive income                                 $ 442                419
                                                      ====                ====

Following are the components of comprehensive income for the nine month periods ended September 30, 1997 and 1998 (in thousands):

                                                        September 30,
                                                      1997        1998

Net income                                         $ 1,159        1,191
Foreign currency translation adjustments              (158)          -
                                                    ------        -----
Comprehensive income                               $ 1,001        1,191
                                                    ======        =====

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

     The Company was founded in 1984 to develop certain resorbable polymer implants for orthopaedic uses. The Company had incurred substantial operating losses from its inception through December 31, 1996, with an accumulated deficit of approximately $7.7 million as of December 31, 1996. Such losses resulted principally from expenses associated with the development, patenting and clinical testing of the Company's Self-Reinforcing technologies and resorbable implant designs, preparation of submissions to the U.S. Food and Drug Administration (the "FDA") and foreign regulatory agencies, the development of sales, marketing and distribution channels, the write-off of acquired in-process research and development, and the development of its manufacturing capabilities. As of September 30, 1998, the accumulated deficit has been reduced to $4.3 million. Although the Company's revenues have grown significantly in certain recent periods, no assurance can be given that this trend will continue or that revenues of any mag nitude will exceed expenses incurred in anticipation of future growth. Accordingly, the Company may incur significant operating losses in the future as it continues its product development efforts, expands its marketing, sales and distribution activities and scales up its manufacturing capabilities. There can be no assurance that the Company will be able to continue to successfully commercialize its products or that continued profitability will be achieved.

     The Company first introduced its polyglycolic acid ("PGA") polymer pins in 1984 and its PGA screws in 1986. In 1987, the Company introduced its first poly-l-lactic acid ("PLLA") polymer products, PLLA pins. PLLA screws were introduced in 1989. Since the introduction of these products, the Company has expanded its PGA and PLLA pin and screw product lines to address additional clinical indications. The Company's PGA membrane product was introduced in 1992, and, in 1995, the Company launched its Meniscus Arrow, PLLA tacks, and PGA and PLLA urology stents. During the first nine months of 1998, the Company received approval to market four additional products; a tack for shoulder repair, a cannulated screw for wrist fractures, a screw for cosmetic surgery, and an anchor for shoulder repair. Prior to 1996, the Company derived substantially all of its revenue from sales of its PLLA and PGA screws and pins. A substantial portion of the Company's revenues in more recent periods has resulted from U.S. sales of the Me niscus Arrow, which received FDA clearance in March 1996. To date, all products sold by the Company have been launched first in international markets. During the three months ended September 30, 1998, international product sales represented 22% of the Company's total product sales compared with 16% in the third quarter of 1997.

     Historically, the Company typically sold implant grade, stainless steel surgical instruments for use with each of its Self-Reinforced, resorbable products. The margins for these instruments were and are typically lower than the margins applicable to the Company's implant products. However, since orthopaedic companies operating in the U.S. have traditionally loaned rather than sold instruments to their customers, it has become necessary for the Company to provide an increasing proportion of its instrumentation inventory in the U.S. on a loan basis. Similar practices are not common in international markets. For financial statement purposes, revenues from the sale of instrumentation systems are included within product sales and costs associated with the Company's procurement of such systems are included within cost of goods sold. The Company's instrumentation systems are reusable. Accordingly, sales of such systems are likely to be most pronounced in periods shortly after product launches and likely to be le ss prevalent as penetration of the market increases over the long term. Loans of instrumentation are charged to cost of goods sold over the life of the loaned asset, which is estimated to be between three and four years. The negative impact on the Company's gross profit margins associated with sales and loans of a particular instrument system is expected to decrease after a substantial market penetration has been achieved. Similarly, such impact is likely to lessen to the extent that sales and loans of instrument systems decrease as a percentage of total product sales. However, no assurance can be given as to the extent to which instrumentation sales will depress the Company's gross profit margins in the future.

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


Results of Operations

     Product sales. The Company's product sales increased by 27% from $4.1 million during the quarter ended September 30, 1997 to $5.3 million during the quarter ended September 30, 1998, and by 32% from $11.2 million during the first nine months of 1997 to $14.8 million during the first nine months of 1998.
Product sales are comprised of three specific product categories; Meniscus Arrows, Other Implants (screws, pins, tacks, stents) and Instruments and other product-related revenue.

     Meniscus Arrow revenues increased by 20% worldwide from $2.9 million during the third quarter of 1997 to $3.5 million during the third quarter of 1998, and increased by 4% from the second quarter 1998 level of $3.4 million. Worldwide revenues from Meniscus Arrow sales for the first nine months of 1998 were $10.1 million, a 29% increase over revenues for the comparable period in 1997. Meniscus Arrow performance in the U.S. continues to be impacted by competitive pressures in the marketplace. U.S. revenues from Meniscus Arrow sales increased by 2% during the three months ended September 30, 1998 compared to the second quarter of 1998.

     Other implant revenues increased by 82% worldwide from $731,000 during the third quarter of 1997 to $1,336,000 during the third quarter of 1998, and by 64% worldwide from $2.0 million during the first nine months of 1997 to $3.3 million during the first nine months of 1998. The 1998 product sales increases reflect increased utilization of the Company's managed network of independent sales agents in the U.S. and increased sales of the Company's existing products in international markets.

     Instruments and other product-related revenues declined from $478,000 during the third quarter of 1997 to $385,000, during the third quarter of 1998, and remained unchanged at $1.4 million during the first nine months of 1997 and 1998.

     Grant revenues. Grant revenues totaled $128,000 for the three months ended September 30, 1998, compared with $15,000 recorded during the three month period ended September 30, 1997. Grant revenues increased from $123,000 for the first nine months of 1997 to $290,000 for the comparable period in 1998. This revenue is generated from grants obtained from a Finnish government research organization, which funds certain research and development projects.

     Gross profit; gross margin. The Company's gross profit increased from $3.1 million during the third quarter of 1997 to $4.2 million during the third quarter of 1998, and from $8.5 million during the first nine months of 1997 to $11.9 million during the first nine months of 1998. The increases in the Company's gross profit primarily resulted from the general increase in product sales volume. Overall, the Company's gross margin (including the effects of grant revenue) increased from 76% during the third quarter of 1997 to 79% during the third quarter of 1998, and from 76% to 79% during the comparable nine month periods. The increases in gross margin in 1998 are primarily attributable to the leveraging of certain fixed manufacturing costs over the Company's expanded revenue base.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 29% from $2.5 million during the third quarter of 1997 to $3.3 million during the third quarter of 1998, and by 38% from $6.8 million during the first nine months of 1997 to $9.4 million during the first nine months of 1998. Such expenses were 61% of product sales during the third quarter of 1997, 63% of product sales during the third quarter of 1998, 61% of product sales during the first nine months of 1997, and 64% of product sales during the first nine months of 1998. Selling, general and administrative expenses consist primarily of distributor commissions paid on product sales in the U.S., patent and license related expenses, costs incurred in connection with the regulatory process, expenses associated with supporting the Company's managed networks of independent sales agents, distributors and dealers and amortization of goodwill and patents associated with the Company's September 1996 reorganization (such amortization and depreciation amounting to approximately $65,000 per quarter and expected to be approximately $255,000 per year through 2017). The increases in the dollar amount of selling, general and administrative expenses were primarily attributable to increased commission payment obligations reflecting the Company's increased product sales in the U.S. and increased expenses associated with establishing and supporting a managed network of independent sales agents in the U.S. The increase in the percentage relationship of such expenses to product sales for the nine month periods described herein reflects certain general and administrative expenses incurred in anticipation of new product launches.

     Research and development. Research and development expenses increased by 113% from $250,000 during the third quarter of 1997 to $533,000 during the third quarter of 1998, and by 125% from $651,000 during the first nine months of 1997 to $1.5 million during the comparable period in 1998. These increases reflected an increased volume of product development work being performed by the Company and increased staffing levels in this area.

     Other income and expense. In the third quarter of 1998, the Company generated interest income of $271,000, compared to interest income of $284,000 in the comparable period of 1997. For the nine month periods, interest income increased from $459,000 to $819,000. Funds obtained from the proceeds of the initial public offering in late April 1997 generated the interest income in the 1997 and 1998 periods. During the third quarter of 1998, the Company incurred foreign exchange gains of $93,000, compared with a foreign exchange gain of $5,000 incurred during the third quarter of 1997.

     Income taxes. Due primarily to the utilization of certain Finnish net operating loss carryforwards during 1997, the effective tax rate increased from 25% during the third quarter and first nine months of 1997 to 29% during the third quarter and 31% during the first nine months of 1998.

     Net income. The Company reported net income of $419,000 or $.05 per share (basic and diluted) for the third quarter of 1998, as compared with net income of $484,000 or $.05 per share (basic and diluted) for the comparable period in 1997. For the nine month periods, diluted income per share increased from $.12 per share in 1997 to $.13 per share in 1998. No assurance can be given that the Company will continue to be profitable during future periods.

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

Liquidity and Capital Resources

     In September 1996, the Company completed a private placement of $5.0 million in preferred stock (all of which was converted into Common Stock upon consummation of the Company's initial public offering in April 1997) and warrants (all of which were exercised during April 1997). The net proceeds were used to repay bank debt, to pay down trade debt, to fund manufacturing and product development efforts and for other working capital purposes. During April 1997, the Company consummated its initial public offering. In May 1997, the Underwriters exercised in full their over-allotment option granted in connection with the initial public offering. Net proceeds from the initial public offering (including the exercise of the over-allotment option) and the exercise of warrants during April 1997 were $21.7 million. In addition, the Company made arrangements for a $2 million credit line, secured by the personal property of Bionx Implants, Inc. and its Biostent, Inc. subsidiary. Amounts to be advanced thereunder are subje ct to the lender's discretion and are limited to specific percentages of certain domestic receivables and inventory. To date, no amounts have been borrowed pursuant to this facility.

     At December 31, 1997 and September 30, 1998, cash and cash equivalents totaled $22.6 million and $17.1 million, respectively. The decrease in cash and cash equivalents of approximately $5.6 million is attributable to investments of $1.1 million in machinery and equipment in the Finnish manufacturing facility, as well as a $ 3.8 million increase in inventory levels in anticipation of new product launches.

     As of September 30, 1998, the Company had working capital of $24.4 million, compared with $24.5 million as of December 31, 1997. Long-term debt of $126,000 decreased from the level at the beginning of the year of $158,000. This debt represents loans obtained from the Finnish government, and carries interest rates ranging from 1 - 3% per annum.

     The Company believes that existing capital resources from its initial public offering, its September 1996 private placement and its $2.0 million credit line, together with cash flow from operations (if, and to the extent, generated), will be sufficient to fund its operations through 2000. However, the Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of its efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marke ting of certain of its products. The Company's operations did not produce positive cash flows during 1994, 1995 and 1996. To the extent that funds generated from the Company's operations, together with its existing capital resources (including such credit facility), and the net interest earned thereon, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. The terms of any equity financings may be dilutive to stockholders and the terms of any debt financings may contain restrictive covenants which limit the Company's ability to pursue certain courses of action. The Company does not have any committed sources of additional financing beyond that described above, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Compan y may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations could be materially and adversely affected.

Year 2000 Compliance

Readiness

     The Company's centralized corporate business and technical information systems have been fully assessed as to year 2000 compliance and functionality. Presently, these systems are nearly complete with respect to required software changes, tests and migration to the production environment. The Company anticipates that internal business and technical information system year 2000 compliance issues will be substantially remedied by the end of the second quarter 1999. This expectation constitutes a Forward-Looking Statement.

     The Company has satisfactorily completed the identification and review of computer hardware and software suppliers and is in the process of verifying, reviewing and logging year 2000 preparedness of general business partners, suppliers, vendors, and/or service providers that the Company has identified as critical.


Costs

     The Company is expected to incur costs of approximately $250,000 in fiscal 1998 associated with the purchase of and modifications to the Company's existing systems to make them Year 2000 ready. The Company expects to incur costs between $100,000 and $200,000 in fiscal year 1999 for a total project cost of less than $500,000. Most of these costs relate to the implementation of a new internal business system and will be depreciated over its estimated life. Any other cost relating to this undertaking will be expensed as incurred. Based on the estimates and information currently available, the Company does not anticipate that the cost associated with year 2000 compliance issues will be material to the Company's consolidated financial position or results of operations.

Risks and Contingency Plans

     Considering the substantial progress made to date, the Company does not anticipate delays in finalizing internal year 2000 remediation within the remaining time schedules. There can be no assurances, however, that the Company's internal systems or those of a third party on which the Company relies will be year 2000 compliant by the year 2000. An interruption of the Company's ability to conduct its business due to a year 2000 readiness problem could have a material adverse effect on the Company.

     Anticipated completion of this review is estimated to be by the end of the second quarter of 1999. Pending the results of the Company's review of the year 2000 preparedness of its critical third parties, the Company will then determine what course of action and contingencies will need to be made, if any.

Forward-Looking Statements

     This discussion of the Company's Year 2000 Compliance contains Forward-Looking Statements. Actual results could differ materially from such expectations as a result of a number of factors, including the responsiveness of the Company's vendors and the existence of unanticipated technological problems.


Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

     The Company's initial public offering was effected pursuant to a registration statement on Form S-1 (No. 333-22359) declared effective by the Securities and Exchange Commission (the "SEC") on April 24, 1997. The offering commenced on April 25, 1997 and terminated after all securities were sold.

     From April 25, 1997 through September 30, 1998, the Company has used the following amount of such net proceeds for the following categories enumerated by the SEC:

                                                     Reasonable Estimated Amount
Category                                               (in thousands)

Construction of plant, building and facilities               $   275
Purchase and installation of machinery and
  equipment                                                    1,800
Purchase of real estate                                           -
Acquisition of other businesses                                   -
Repayment of indebtedness                                        650
Working capital                                                1,700
Short term investments (Cash Equivalents)                     17,070
Other purposes for which at least $100,000 has been used         -


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


Item 6. Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

     No. 27.1 Financial Data Schedule

     (b) The Registrant did not file any Current Report on Form 8-K during the quarter ended September 30, 1998.

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

                                  BIONX IMPLANTS, INC.


                                  By: /s/David W. Anderson
                                         David W. Anderson,
                                      President and Chief Executive Officer



                                  By: /s/ Michael J.  O'Brien
                                      Michael J. O'Brien
                                      Vice President, Chief Financial Officer
                                         and Chief Accounting Officer


Dated: November 16, 1998

                                 EXHIBIT INDEX


Exhibit No.

Exhibit No. 27.1 Financial Data Schedule