Form 10-Q/A
period 1998-09-30
BIONX IMPLANTS INC
filed 1998-11-23
CIK 1030418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                               (Amendment No. 1)
               (Amending Item 6 to file a corrected Exhibit 27.1)

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

Item 6. Exhibits and Reports on Form 8-K*

     (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

     No. 27.1 Financial Data Schedule

     (b) The Registrant did not file any Current Report on Form 8-K during the quarter ended September 30, 1998.

*Items omitted from this Form 10-Q/A (Amendment No. 1) are either included in the Registrant's Quarterly Report on Form 10-Q, as initially filed, or are not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BIONX IMPLANTS, INC.


                                  By: /s/David W. Anderson
                                         David W. Anderson,
                                      President and Chief Executive Officer



                                  By: /s/ Michael J.  O'Brien
                                      Michael J. O'Brien
                                      Vice President, Chief Financial Officer
                                         and Chief Accounting Officer


Dated: November 19, 1998

                                 EXHIBIT INDEX


Exhibit No.

Exhibit No. 27.1 Financial Data Schedule