Form 10-K
period 1998-12-31
BIONX IMPLANTS INC
filed 1999-04-01
CIK 1030418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31,1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ______.

                         Commission File Number 0-22401

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

                             Yes X           No____

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          Aggregate market value of voting stock held by non-affiliates as of February 5, 1999 was approximately $27,259,060.

  Number of shares of Common Stock outstanding as of February 5, 1999: 8,901,576

          Documents incorporated by reference: Definitive proxy statement for the registrant's 1999 annual meeting of shareholders (Part III).

                              BIONX IMPLANTS, INC.

                                TABLE OF CONTENTS

                                     PART I
                                                                        Page

Item 1        Business of the Company.....................................3

Item 2        Properties.................................................23

Item 3        Legal Proceedings..........................................23

Item 4        Submission of Matters to a Vote of Security Holders........23

Item 4A       Executive Officers of the Registrant.......................24

                                     PART II

Item 5        Market for the Registrant's Common Equity and
              Related Stockholder Matters................................26

Item 6        Selected Financial Data....................................27

Item 7        Management's Discussion and Analysis of Results of
              Operations and Financial  Condition........................29

Item 7A       Quantitative and Qualitative Disclosures About Market Risk.36

Item 8        Financial Statements and Supplementary Data ...............37

Item 9        Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.....................37

                                    PART III

Item 10       Directors of the Registrant................................38

Item 11       Executive Compensation.....................................38

Item 12       Security Ownership of Certain Beneficial
              Owners and Management......................................38

Item 13       Certain Relationships and Related Transactions.............38

                                     PART IV

Item 14       Exhibits, Financial Statements Schedules and
              Reports on Form 8-K........................................38

Signatures    ...........................................................40

Item 1.  Business of the Company

Introduction

          Bionx Implants, Inc. (the "Company", "Bionx") was incorporated in Delaware in October 1995 to coordinate the business of four related companies controlled by U.S. and Finnish investors. In September 1996, the Company consummated a reorganization pursuant to which it acquired all of the capital stock of the four existing companies and issued in exchange a total of 5,263,160 shares of its Common Stock (the "Reorganization"). The four existing companies were Bioscience, Ltd. (which has been renamed Bionx Implants, Ltd. and has been engaged in the development of resorbable polymer products since 1984), Biocon, Ltd. (which held most of the Company's patents and patent applications and, during 1997, was merged into Bionx Implants, Ltd.) and two companies organized in the U.S. to further sales, marketing and development efforts, Biostent, Inc. ("Biostent") and Orthosorb, Inc. ("Orthosorb"). Of the 5,263,160 shares issued by the Company in the Reorganization, 2,578,949 shares were issued to the former U.S. stockholders of the four existing companies and 2,684,211 shares were issued to a Dutch company (Bionix, B.V.) owned by such stockholders and the former Finnish stockholders of Bionx Implants, Ltd. and Biocon, Ltd. The Company intends to dissolve Biostent and Orthosorb in the future. Unless otherwise indicated, all references herein to the business of the Company include Bionx Implants, Inc. and the four entities acquired by Bionx Implants, Inc. in connection with the Reorganization. See Note 1 of the Notes to the Company's Consolidated Financial Statements.

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

Overview

         The Company is a leading developer, manufacturer and marketer of Self-Reinforced, resorbable polymer implants, including screws, pins, arrows and stents, for use in a variety of applications which include orthopaedic surgery, urology and cranio-facial surgery. The Company's proprietary manufacturing processes self-reinforce a resorbable polymer, modifying the gel-like or brittle polymer structure into a physiologically strong structure with controlled, variable strength retention (ranging from three weeks to six months depending upon the medical indication). The Company currently markets its products through a hybrid sales force comprised of a managed network of independent sales agents and direct sales representatives in the U.S., and independent distributors and dealers in markets outside of the U.S. The Company's twelve product lines, representing more than 150 distinct products, were designed to address recognized clinical needs. The Company estimates that its products have been used in over 270,000 surgeries worldwide. The Company has received 510(k) clearance from the U.S. Food and Drug Administration (the "FDA") for the ten product lines that it currently markets in the U.S. The Company has also received regulatory approvals for its product lines in certain European and Asian markets.

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

Self-Reinforced, Resorbable Implants

          The Company has developed a variety of proprietary resorbable polymer fixation implant product lines, including screws, pins, tacks, arrows, plates, membranes and urology stents, which provide an alternative to currently marketed implants. By modifying well-characterized resorbable polymers (e.g., poly-l-lactic acid ("PLLA") and polyglycolic acid ("PGA")) through the use of several proprietary manufacturing and processing techniques, the Company is able to create Self-Reinforced, resorbable implants. The Company's Self-Reinforcing technologies modify a resorbable polymer's properties from a gel-like or brittle structure into a physiologically strong polymer implant with controlled, variable strength retention (ranging from three weeks to six months, depending upon the medical indication) which can be used safely and reliably in a variety of applications, including orthopaedic surgery, urology and cranio-facial surgery.

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

Products

          The Company currently markets twelve product lines representing more than 150 distinct products. The Company's product lines are described below:


              -------------------------------- ------------------------------ --------------------
               Product Lines                    Targeted Indications(1)        Regulatory Status

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

               Tissue Repair:
                        Meniscus Arrows         Meniscus Repair                Marketed Worldwide
                        SR-PLLA Tacks           Ligament Attachment            Marketed Worldwide
                        SR-PLLA Bankart
                         Tacks                  Shoulder Repair                Marketed Worldwide

               Cranio-Facial Fixation
                        SR-PDLA Screws         Mid-face Correction             Marketed Worldwide
                        SR-PDLA Plates         Mid-face Correction             Marketed Worldwide
                        SR-PDLA Screw          Endo-brow Lifts                 Marketed Worldwide

               Urology Stents:
                        SR-PGA Stents           Post Benign Prostatic          Marketed Outside U.S.
                                                Hyperplasia Swelling

                        SR-PLGA Stents          Benign Prostatic               Marketed Outside U.S.
                                                Hyperplasia Prophylaxis        FDA Submission Expected
                                                                                 in 1999(2)

               ------------------

(1) As described herein, FDA clearances for certain of the Company's products are limited to specific indications.

(2) FDA submission dates reflect the Company's current plans and are subject to delay or cancellation depending upon contingencies that may arise in the development process. See Exhibit 99.1 to this Annual Report on Form 10-K - "Regulatory Submission Dates Subject to Change" and "Government Regulation."

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

         Cranio-Facial Fixation

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

         The Company's BioSorb family of resorbable products includes screws and plates for craniofacial cosmetic, trauma, and reconstructive surgery. These products were launched in the international market in September, 1998. The products were launched in the U.S. market in November, 1998 following FDA clearance in September, 1998.

         The Company's self-reinforcing process imparts to the BioSorb line a unique set of performance characteristics including: (i) enhanced strength retention; (ii) resistance to torque damage; and (iii) the ability to bend the BioSorb plates without the need for external devices to heat the plates. The Company believes that these unique characteristics will allow for broader application and acceptance of the products in the clinical setting.


         Urology Stents

         Benign prostatic hyperplasia ("BPH"), a common condition in older men, is characterized by the non-cancerous enlargement of the prostate gland, which can block the normal flow of urine. The treatment of BPH typically involves either invasive surgical techniques and/or drug therapies. Invasive techniques, including the use of lasers, microwave or RF energy and other surgical options, are designed to remove a portion of the obstructive tissue, thereby enabling a return to normal urine flow. However, patients must typically accept urethral catheterization, together with its discomfort and associated risks of urinary tract infections, following these procedures--often for prolonged periods of time. Patients receiving drug therapy for BPH must accept a continuation of their symptoms, often for many months, before the effect of the drug treatment becomes noticeable. Efforts to address these problems have focused on the need for temporary prostate stents to relieve short term obstructive symptoms, but the experience to date with metallic and various non-resorbable stents have been marked by removal difficulties, stent dislocation, and various negative tissue reactions to these non-resorbable materials.

         In response to the needs in the market, the Company has developed the first resorbable, self-expanding stent for use in urological procedures. The Company's resorbable prostate stents are used to improve urine flow-rates whenever the temporary relief of BPH symptoms is needed. The design of the Company's stent allows it to be easily inserted under direct vision with a cystoscope, making the device suitable for both hospital as well as physician office use. The self-expanding nature of the Company's stent fixes the device firmly in the prostate to prevent the problems of dislocation so prevalent with previously marketed temporary stents.

         In various clinical studies, the Company's prostate stents have been shown to enable patients to avoid the need for catheterization following a variety of surgical procedures, to achieve relief from their symptoms while waiting for a therapeutic procedure, and to improve symptoms while waiting for BPH drug therapy to become effective. The Company's prostate stents are approved for sale in most international markets, and plans are underway to release these stents for distribution internationally. In the US, the FDA has advised the Company that its urology stent will require approval under the FDA's Premarket Approval ("PMA") process, which is generally more expensive and time-consuming than the FDA's 510(k) Premarket Notification process. The Company's stents cannot be marketed or sold in the U.S. until approval is obtained from the FDA. See "Government Regulation."

         Instrumentation

         The Company, with the assistance of certain contract manufacturers, has developed a series of instrumentation systems designed for use with each of the Company's product lines. The Company distributes its instruments both on an instrument-by-instrument basis or in kits. The implant grade stainless steel instruments are manufactured by third-parties and are designed specifically to enable implantation of a particular product manufactured by the Company. All of the Company's currently distributed instrumentation systems are reusable. Accordingly, sales or consignment of instrumentation systems are directed to new customers and to existing customers who are planning to initiate usage of one or more of the Company's new or existing products. In most cases, instrumentation is provided on a consignment basis to customers that commit to a certain purchase level of implant products. The instruments are loaned to customers on the basis of a one year consignment policy. The costs of such instruments are amortized over their estimated useful life.

Geographic Information

         For geographic information regarding the Company, see Note 14 of the Notes to the Company's Consolidated Financial Statements.

Product Development

         The Company's product development efforts focus upon expanding the use of the Company's platform technology to address the limitations of traditional surgical techniques and existing implants. To date, all of the Company's implants sold in the U.S. have been cleared through the 510(k) Premarket Notification process. However, lengthier and more costly PMA submissions will be required in order to obtain approval to sell urological stents and may be required for other new products in the U.S. The Company incurred research and development expenses of $459,666, $871,101 and $2,360,485 during 1996, 1997 and
1998, respectively.

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


                                          Clinical                                     Estimated              Clinical/Regulatory
         Product                         Indication                   Patients         Duration                    Status(1)

      ORTHOPAEDICS

PLLA Screws                Colles fracture (wrist)                       28            complete       510(k) clearance received 3/98
                           Endo-brow lifts (face)                        50            complete       510(k) clearance received 3/98
                           Acetabular cup fixation (hip)                 25              18-30        First patients enrolled 7/96
                           Femoral neck fixation (pediatric hip)         40            complete       510(k) submitted 8/97

PGA Screw                  Salter osteotomies (pediatric hip)            25              36-48        Commenced in 1997

PLLA Nail                  Osteochondritis dessicans (knee)              25            complete       Enrollment commenced 10/96

PLLA Wedge                 High tibial osteotomy (leg)                   25               TBD         Commenced in 1997
                           ACL fixation (knee)                           20            complete       510(k) to be submitted in 1999

PLLA Screw/Washer          Rotator cuff repair (shoulder)                25              12-30        To commence in 1999

PLLA/PDLA Anchor           Bankart tears and rotator cuff                *                 *          510(k) clearance received 4/98


           UROLOGY

PGA Stent                  Lumen support post BPH treatment             TBD               TBD         PMA  required; IDE to be filed
                                                                                                      1999

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

CRANIO-FACIAL SURGERY

PDLA Screw and Plate       Mid-face corrections                          50            complete       510(k) clearance received 9/98
                           Cranial facial fractures                      10            complete       510(k) clearance received 2/99
PLGA Plate                 Cranial-facial fractures                      26            complete       Enrollment  commenced    1997,
                                                                                                      510(k) submission in 1999

---------------------
*      Clinical data not meaningful.

(1) Regulatory submission dates reflect the Company's plans and are subject to delay or cancellation depending upon contingencies that may arise in the development process. See Exhibit 99.1 to this Annual Report on Form 10-K - "Regulatory Submission Dates Subject to Change."


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

Sales, Marketing and Distribution

         The Company sells its products through a hybrid sales force comprised of a managed network of independent sales agents and direct sales representatives in the U.S., and independent distributors and dealers in markets outside of the U.S. In the U.S., the Company manages a network of agents who are responsible for particular orthopaedic products and territories. In managing its U.S. network, the Company maintains a direct relationship with its medical community customers by handling all invoicing functions directly and paying commissions to its sales agents. The Company supports its U.S. managed network of sales agents with an in-house staff of trainers and managers who supplement the work of the sales agents, providing training to orthopaedic surgeons with respect to the features and modalities applicable to particular resorbable implant products. In certain geographic areas, which are characterized by unusual demographic or competitive factors, the Company has hired its own direct sales force. In Europe, the Company sells its products through networks of independent distributors and dealers that purchase products from the Company at discounts that vary by product and by market. These international distributors and dealers have the primary relationships with the physicians and hospitals that are using the Company's products. The Company typically operates under written agreements with its domestic and international sales agents, distributors and dealers. These agreements grant the dealers the right to sell the Company's products on an exclusive basis within a defined territory and permit the distributors to sell other medical products.

Manufacturing

         The Company currently manufactures all of its implant products in its Tampere, Finland facility. All finished goods production, packaging and testing are conducted in a validated clean room with physically separate areas of varying types of air quality designed specifically for the production of resorbable polymeric materials and products. Substantially all aspects of the manufacturing process are subject to, and are designed to comply with, the FDA's Good Manufacturing Practices ("GMP") requirements. The facility is subject to inspection by the FDA and European regulatory agencies. The Company has received a European Community ("EC") Design Examination and an EC quality system Certificate and is entitled to affix a CE marking on all of its currently marketed orthopaedic, urological, dental and cranio-facial products. See "Government Regulation."

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

          The raw materials for the Company's PLLA and PDLA materials are currently available from three qualified sources. The raw materials for the Company's PGA products are currently provided to the Company by two qualified sources. These raw materials have been utilized in products cleared by the FDA and the Company's suppliers maintain Device Master Files at the FDA that contain basic toxicology and manufacturing information accessible to the FDA. The Company does not have long-term supply contracts with any of such suppliers, although it is currently negotiating a supply agreement with its principal PLLA supplier. In the event that the Company is unable to obtain sufficient quantities of such raw materials on commercially reasonable terms, or in a timely manner, the Company would not be able to manufacture its products on a timely and cost-competitive basis which, in turn, would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if any of the raw materials for the Company's PLLA products are no longer available in the marketplace, the Company would be forced to further develop its technology to incorporate alternate components. The incorporation of new raw materials into the Company's existing products would likely require clearance or approval from the FDA. There can be no assurance that such development would be successful or that, if developed by the Company or licensed from third parties, devices containing such alternative materials would receive FDA clearance on a timely basis, or at all.

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

          The Company's patent strategy has been to seek patent protection for the technologies that produce the Company's Self-Reinforced resorbable polymer products and, when available, for the products themselves. The Company owns or has licenses to patents issued in the United States and in various foreign countries and has patent applications pending at the U.S. PTO and in the patent offices of various foreign countries. The Company's four principal U.S. patents (two of which are owned by the Company and two of which are licensed to the Company on an exclusive basis) will expire between 2004 and 2008. The two principal U.S. patents owned by the Company relate to the Company's Self-Reinforced resorbable polymer products, the Company's sintering process, and resorbable polymer products produced from the Company's controlled drawing process. The Company has received a notice of allowance for its U.S. patent application that relates to the Company's resorbable stent technology. The Company's other patents and patent applications relate to various uses for Self-Reinforced resorbable polymers, either alone or in combination with other resorbable polymers or biocompatible materials, and generally involve specific applications or improvements of the technologies disclosed in the Company's principal patents and patent applications. European counterparts to the two principal U.S. patents that are owned by the Company and the Japanese counterpart to one such patent are currently the subject of opposition proceedings. In addition, the Japanese counterpart to another of the Company's U.S. patent applications is being opposed. The Company is vigorously defending its European and Japanese patent positions in these proceedings. One of these European patents was revoked by the European Patent Office for lack of novelty based on an earlier publication. The Company successfully appealed the European Patent Office's revocation decision and has had that patent reinstated. The other European patent and the Japanese patent applications are being challenged on lack of novelty and inventiveness grounds on the basis of disclosures made in patent and other publications. The validity of the European patent has been recently upheld by the European Patent Office. This favorable decision has been appealed and no assurance can be given that this decision will not be reversed. Further, no assurance may be given as to the outcome of the pending Japanese opposition proceedings. In order to clarify and confirm its U.S. patent position, the Company requested reexamination by the U.S. PTO of the two principal U.S. patents owned by the Company. The issues raised during the reexamination proceedings were resolved in the Company's favor on the patent describing the self-reinforcing method used in approximately 98% of the Company's existing products. The second reexamination is still proceeding. This second reexamination is expected to continue at least through the fourth quarter of 1999 and could extend beyond that date. Such reexamination could result in some or all of the patent claims set forth in this U.S. patent being altered to provide narrower coverage or determined to be unpatentable. No assurance can be given as to the outcome of the ongoing reexamination process. Narrowing of the coverage or a holding of unpatentability of this U.S. patent may significantly ease entry to the U.S. market for the products of the Company's competitors and could have a material adverse effect on the Company's business, financial condition and results of operations.

          The Company has initiated a patent infringement lawsuit asserting that a third party who is selling self-reinforced devices is infringing one of the principal patents assigned to the Company. The Company is vigorously seeking both monetary and injunctive relief from the third party. The third party has asserted that this patent is invalid, unenforceable and not infringed. No assurance can be given that the Company will be successful in this lawsuit and that the patent will not be held to be invalid, unenforceable or not infringed. If the patent is held to be invalid, unenforceable or not infringed, the third party will be able to continue selling its self-reinforced devices, and this could have a material adverse effect on the Company's business, financial condition and results of operations.

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

          Additionally, the Company has a license to two principal U.S. patents. Pursuant to this license agreement, the Company has the exclusive right in the U.S. to manufacture, use and sell certain devices for fixation of meniscus lesions. This license agreement requires the Company to pay periodic royalties to the licensor, Saul N. Schreiber, M.D., an orthopaedic surgeon. The license has a term expiring in 2006, unless terminated earlier by the licensor for breach by the Company. In 1998, the Company paid or accrued a liability to the licensor for approximately $400,000 in royalties under this license agreement on U.S. Meniscus Arrow sales of approximately $12 million. There can be no assurance that these patents licensed to the Company are valid and enforceable, and, if enforceable, that they cannot be circumvented or avoided by competitors.

          The Company has initiated two separate patent infringement lawsuits, asserting that two third parties who are selling devices for the fixation of meniscal lesions are infringing one of the principal patents licensed to the Company. The Company is vigorously seeking both monetary and injunctive relief from both third parties. Both third parties have asserted that this patent is invalid, unenforceable and not infringed. No assurance can be given that the Company will be successful in this lawsuit and that the patent will not be held to be invalid, unenforceable or not infringed. If the patent is held to be invalid, unenforceable or not infringed, the third parties will be able to continue selling their devices for the fixation of meniscal lesions, and this could have a material adverse effect on the Company's business, financial condition and results of operations.

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

          Legal standards relating to the scope of claims and the validity of patents in the medical device field are still evolving, and no assurance can be given as to the degree of protection any patents issued to or licensed to the Company would provide. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain competitive advantage. The Company has initiated an opposition in the European Patent Office challenging the grant of a third party's European patent relating to a drawing process for manufacturing resorbable polymer products. Subsequently, another company has instituted its own opposition against that patent. These oppositions resulted in the revocation of that patent. The third party has appealed, and no assurance can be given that this favorable decision will not be reversed. If an appeal is successful, then no assurance can be given that the third party will not assert that its European patent is infringed by sales of one or more of the Company's products or by the practice of one or more of the Company's processes in any of the eight countries identified in the European patent. The Company has also initiated an opposition in the European Patent Office challenging the grant of a third party's European patent relating to a bioabsorbable membrane. This opposition will resulted in the narrowing of its claims. No assurance can be given that the third party will not assert that its European patent is infringed by sales of one or more of the Company's products or by the practice of one or more of the Company's processes in any of the countries identified in this European patent. Moreover, there can be no assurance that the Company will not be subject to claims that one or more of its products or processes infringe other patents or violate the proprietary rights of third parties. Defense and prosecution of patent claims can be expensive and time consuming, regardless of whether the outcome is favorable to the Company, and can result in the diversion of substantial financial, management and other resources from the Company's other activities. An adverse outcome could subject the Company to significant liability to third parties, require the Company to obtain licenses from third parties, or require the Company to cease any related product development activities or product sales. In addition, the laws of certain countries may not protect the Company's patent rights, trade secrets, inventions, products or processes to the same extent as in the U.S.

          The Company is currently prosecuting three patent infringement cases in the United States. As noted above, the prosecution of such cases can be expensive, and there can be no assurances as to the outcome. Through December 31, 1998, the Company has incurred approximately $350,000 relating to the prosecution of these matters.

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

Competition

          Competition in the medical device industry is intense both in the U.S. and abroad. In orthopaedics, the Company's principal competitors are the numerous companies that sell metal implants The Company competes with the manufacturers and marketers of metal implants by emphasizing the ease of implantation of the Company's Self-Reinforced, resorbable implants, the cost effectiveness of such products and the elimination of risks associated with the failure to perform removal surgeries. Within the resorbable implant market,

Johnson & Johnson and Biomet sell an FDA-cleared resorbable product for use in the fracture fixation market. Smith & Nephew, U.S. Surgical, Zimmer (a subsidiary of Bristol Myers-Squibb), Howmedica (a division of Pfizer) and Synthes have reported that they are developing resorbable products for internal fixation. The Company is competing with Johnson & Johnson and expects to compete with the other manufacturers of resorbable internal fixation devices primarily on the basis of the physiological strength of the Company's polymers and the length of the strength retention time demonstrated by the Company's products.

         In knee arthroscopy for meniscal repair, the Company's Meniscus Arrow products compete with a non-resorbable product marketed by Smith & Nephew, resorbable products marketed by U.S. Surgical, Conmed, Johnson & Johnson and Innovasive Devices, and with a series of suturing techniques developed by orthopaedic surgeons for the repair of the meniscus.

         In urology, two companies (Boston Scientific and Contimed) have developed temporary metal or non-resorbable polymer stents for use in the ureter or urethra or for use in the treatment of prostate disease. The Company is not presently aware of any substantial development of resorbable stents for this application outside of the Company's efforts in Europe. The Company believes that the difficulty and discomfort associated with the subsequent removal of temporary non-resorbable stents should provide the Company's Self-Reinforced, resorbable urology stents with a potential competitive advantage.

         Overall, the Company believes that the primary competitive factors in the markets for its products are safety and efficacy, ease of implantation, quality and reliability, pricing and the cost effectiveness of resorbable products as compared with non-resorbable products. In addition, the length of time required for products to be developed and to receive regulatory approval is an important competitive factor. The Company believes that it competes favorably with respect to these factors, although there can be no assurance that it will continue to do so. For information regarding the potential impact of certain competitive practices upon the Company's performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Results of Operations For the Years Ended December 31, 1996, 1997 and 1998 - Product Sales."

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

         Under the FDC Act, medical devices are classified into three classes (class I, II or III), on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and efficacy. Under the FDA's regulations, class I devices are subject to general controls (for example, labeling and adherence to GMP requirements) and class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, class III devices are those which must receive premarket approval by the FDA to ensure their safety and efficacy (for example, life-sustaining, life-supporting and certain implantable devices, or new devices which have not been found substantially equivalent to legally marketed class I or class II devices). The Company believes that its products are class II or class III devices.

         Before a new device can be introduced into the market in the U.S., the manufacturer or distributor generally must obtain FDA marketing clearance through either a 510(k) premarket notification or a PMA application. The Company believes that it usually takes from four to twelve months from submission to obtain 510(k) clearance, although it can take longer, and that the FDA's review of a PMA application after it is accepted for filing can last from one to three years, or even longer. If a medical device manufacturer or distributor can establish, among other things, that a device is "substantially equivalent" in intended use and technological characteristics to a class I or class II medical device or a "preamendment" (in commercial distribution before May 28, 1976) Class III device for which the FDA has not called for PMA applications (defined below), the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k). The 510(k) must be supported by appropriate information establishing to the satisfaction of the FDA the claim of substantial equivalence to a legally marketed predicate device. In recent years, the FDA has been requiring a more rigorous demonstration of substantial equivalence, including more frequent requests for clinical data in 510(k) submissions.

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

         If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor must seek premarket approval of the proposed device through submission of a PMA. A PMA must be supported by extensive data, including laboratory, preclinical and clinical trial data to prove the safety and effectiveness of the device, and extensive manufacturing information. Following receipt of a PMA, if the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will "file" the application for review. The PMA approval process can be lengthy, expensive and uncertain. If granted, the approval of the PMA may include significant limitations on the indicated uses for which a product may be marketed.

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

         From time to time the FDA has made changes to the GMP and other requirements that increase the cost of compliance. Changes in existing laws or requirements or adoption of new laws or requirements could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not incur significant costs to comply with applicable laws and requirements in the future or that applicable laws and requirements will not have a material adverse effect upon the Company's business, financial condition and results of operations.

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

         For all products sold after June 14, 1998, the European Economic Area requires the Company to achieve compliance with the requirements of the Medical Devices Directive (the "MDD") and affix CE marking on its products to attest such compliance. To achieve this, the Company's products must meet the Essential Requirements as defined under the MDD relating to safety and performance of its products and the Company must successfully undergo verification of its regulatory compliance ("conformity assessment") by a Notified Body selected by the Company. The nature of such assessment will depend on the regulatory class of the Company's products. Under European law, the Company's products are likely to be in class III. In the case of class III products, the Company must (as a result of the regulatory structure which the Company has elected to follow) establish and maintain a complete quality system for design and manufacture as described in Annex II of the MDD (this corresponds to a quality system for design described in ISO 9001 and EN 46001 standards). The Notified Body must audit this quality system and determine if it meets the requirements of the MDD. In addition, the Notified Body must approve the specific design of each device in class III. The Company received an EC Design Examination and an EC quality system Certificate from a Notified Body on January 23, 1997. As part of the design approval process, the Notified Body must also verify that the products comply with the Essential Requirements of the MDD. In order to comply with these requirements, the Company must, among other things, complete a risk analysis and present sufficient clinical data. The clinical data presented by the Company must provide evidence that the products meet the performance specifications claimed by the Company, provide sufficient evidence of adequate assessment of unwanted side-effects and demonstrate that the benefits to the patient outweigh the risks associated with the device. The Company will be subject to continued supervision by the Notified Body and will be required to report any serious adverse incidents to the appropriate authorities. The Company also will be required to comply with additional national requirements that are beyond the scope of the MDD. The Company is entitled to affix a CE marking on all of its currently marketed orthopaedic, dental, cranio-facial and urology products. There can be no assurance that the Company will be able to achieve and/or maintain compliance required for CE marking for any or all of its products or that it will be able to produce its products in a timely and profitable manner while complying with the requirements of the MDD and other regulatory requirements.

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

Employees

         As of December 31, 1998, the Company employed 105 full-time employees; 49 full-time employees in the U.S. and 56 full-time employees in Finland. Of its full-time employees, at that date 34 were engaged in sales and marketing, 18 were engaged in research, development, regulatory and quality assurance matters, 32 were engaged in manufacturing and 21 were engaged in financial and administrative services. The Company also contracts with independent consultants from time to time. The Company's Finnish production and office employees are members of a union and the terms of their employment are governed in part by a collective bargaining agreement. The Company believes that it maintains satisfactory relations with its employees.

Item 2.  Properties

         The Company currently operates two facilities, a central manufacturing facility in Tampere, Finland that is part owned and part leased by the Company and office space in Blue Bell, Pennsylvania that is leased by the Company. The Finnish facility, comprising approximately 18,000 square feet, is located in an industrial science park adjacent to the Technical University at Tampere. Currently, that facility houses the Company's manufacturing, quality control and product development functions and serves as the Company's European customer service and central shipping location. The Company operates its corporate headquarters, its executive offices and its worldwide marketing and sales operations from its 13,500 square foot office space in Pennsylvania. The annual rent on these facilities is approximately $395,000. In addition, in order to establish a U.S. manufacturing presence, the Company anticipates that it will either (i) equip and operate a leased facility in the eastern U.S. or (ii) contract with a third party to provide a manufacturing capability to the Company. No specific site has been selected. See "Business--Manufacturing".

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

Item 4.  Submissions of Matters to a Vote of Security Holders

         Not applicable.


Item 4A.  Executive Officers of the Registrant

         The Company's executive officers, their respective ages (as of December 31, 1998) and their positions with the Company are set forth below:


Name                               Age                                      Position

David W. Anderson                     46    President, Chief Executive Officer and Director
Pertti Tormala                        53    Executive Vice President, Research and Director
Michael J. O'Brien                    38    Vice President, Finance and Administration, and Chief Financial Officer
Pertti Viitanen                       48    Managing Director of the Company's Finnish subsidiary
Gerald Carlozzi                       43    Vice President, Product Development
James Hogan                           42    President, Urology and Non-Vascular Stenting Division
Gregory S. Jones                      41    Vice President, Marketing
Stephen A. Lubischer                  36    Vice President, U.S. Sales - Orthopaedics Division
Michael F. Matz                       40    Vice President, Sales - Craniofacial Division


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

         Michael J. O'Brien joined the Company in November 1996 as Vice President, Finance and Administration, and Chief Financial Officer. From January 1996 to October 1996, Mr. O'Brien served as a financial consultant to Biocyte Corporation and Immunotherapy, Inc. From July 1993 to January 1996, Mr. O'Brien was the Chief Financial Officer, and from December 1994 to January 1996 Mr. O'Brien was the President and acting Chief Executive Officer, of Biocyte Corporation, a biopharmaceutical company engaged in stem cell transplantation. From September 1986 to February 1993, he held senior finance and operations positions at domestic and international sites with The Ultimate Corporation, a computer systems reseller, and from February 1993 to July 1993, he served as a consultant to The Ultimate Corporation. From September, 1983 to September 1986, he was an auditor with the public accounting firm of Deloitte & Touche.

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

         Gerard S. Carlozzi joined the Company in November 1998 as Vice President of Product Development. Prior to joining the Company he held positions with Synthes USA, a leader in Orthopedic and Maxillofacial Trauma products, as the Director of Biotechnology Development and the Director of Product Development for Maxillofacial Surgical Products, from 1995 to 1998. From 1986 to 1995, Mr. Carlozzi held various positions with Acufex Microsurgical, a pioneer and leader in Arthroscopic orthopedic surgery, which was acquired by Smith & Nephew. At Acufex Microsurgical, as the Director of Research and Development and General Manager for the Spinal Products Group, he held positions responsible for Research & Development, Sales and Marketing, Manufacturing, Quality Assurance, Clinical and Regulatory Affairs and other various general management and business development functions. From 1979 to 1986, Mr. Carlozzi held various management positions in Research & Development, Marketing and Sales for Infusaid Corporation, a manufacturer of implantable drug delivery systems. From 1974 to 1979, he held various product development positions for Boston Gear Works, an industrial manufacturer of power transmission products.

         James Hogan joined the Company in November, 1998 as President, Urology and Non-Vascular Stenting Division. Prior to joining Bionx Implants, Mr. Hogan was President and CEO of ArgoMed, Inc., a privately held urology device company since March 1997. From August, 1993, until March 1997 he was the Vice President of Marketing and International Operations for Iotek, a drug delivery company in Switzerland. Prior to Iotek, Mr. Hogan spent 12 years in urology with American Medical Systems, in a variety of sales and marketing positions, based at various US and international locations.

         Greg Jones joined the Company in June 1998 as Vice President of Marketing. From 1991 to 1998, Mr. Jones was employed by Linvatec Corporation, a subsidiary of Conmed. At Linvatec, Mr. Jones held numerous marketing positions, the last of which was the Director of Global Marketing. In that position, he managed the Arthroscopy and Hall Surgical/Powered Instrument groups. He was responsible for product management, product disclosures, medical education, conventions, consultant relationships, training, advertising and promotion, and various other product management functions. From 1986 to 1991, Mr. Jones worked in product management, national account sales, field sales and market research for Smith & Nephew United, a wound management company. From 1983 to 1986, Mr. Jones was a financial analyst for Paradyne Corporation.

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

         Michael F. Matz joined the Company in September 1997 as Vice-President, Sales - Craniofacial Division. Prior to joining the company, Mr. Matz served as Vice President, Business Unit Director of Anspach Fixation Systems, a division of The Anspach Effort, Inc., a privately held medical instrument manufacturer. Anspach Fixation Systems manufactured and globally marketed titanium craniomaxillofacial implants. The technology was acquired in 1994 from Techmedica, Inc where Mr. Matz co-developed and initiated the company's Craniofacial Division in 1989. Prior to launching Techmedica Craniofacial, Mr. Matz held sales and sales management positions with Zimmer and Baxter Healthcare.


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




                                     PART II

Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters

         (a) Market and Dividend Information

         The Company's Common Stock commenced trading on the Nasdaq National Market System under the symbol "BINX" on April 25, 1997. The following table sets forth, for the periods indicated, the intra-day high and low sales prices per share of Common Stock on the Nasdaq National Market System:



                                                                                              High                  Low


Second Quarter Ended June 30, 1997...............................                           $20.00              $10.50
Third Quarter Ended September 30, 1997...........................                            29.75               16.00
Fourth Quarter Ended December 31, 1997..........................                             26.50               20.00

First Quarter Ended March 31, 1998..................................                         31.88               17.88
Second Quarter Ended June 30, 1998...............................                            24.94               15.00
Third Quarter Ended September 30, 1998...........................                            16.63                5.50
Fourth Quarter Ended December 31, 1998..........................                             10.88                4.88

         As of February 5, 1999, there were 71 stockholders of record of the Company's Common Stock. The Company estimates that as of such date, there were approximately 2,930 beneficial owners of its Common Stock, although no assurances can be given with respect to the accuracy of this estimate.

         The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any future earnings for funding its growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

         (b) Use of Proceeds

         The Company's initial public offering was effected pursuant to a registration statement on Form S-1 (No. 333-22359) declared effective by the Securities and Exchange Commission (the "SEC") on April 24, 1997. The offering commenced on April 25, 1997 and terminated after all securities were sold. Pursuant to Rule 463, the following information is presented to supplement the related information set forth in the Company's prior public reports.

         (i) From April 25, 1997 through December 31, 1998, the Company has used the following amount of the net proceeds from such offering for the following categories enumerated by the SEC:


                                                                                    Reasonable Estimated
                                                                                           Amount
                                                                        ---------------------------------------------
Category                                                                               (in thousands)

Construction of plant, building and facilities                                     $      1,241
Purchase and installation of machinery and equipment                                      1,290
Purchases of real estate                                                                      -
Acquisition of other businesses                                                               -
Repayment of indebtedness                                                                   695
Working capital                                                                           2,398
Short term investments                                                                   14,910


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

Item 6.  Selected Financial Data

         The following consolidated selected financial data is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related Notes thereto included elsewhere in this Annual Report. The Consolidated Statement of Operations data for the years ended December 31, 1996, 1997 and 1998 and the Consolidated Balance Sheet data as of December 31, 1997 and 1998 are derived from audited Consolidated Financial Statements of the Company included elsewhere in this Annual Report. The Consolidated Statement of Operations data for the years ended December 31, 1994 and 1995 and the Consolidated Balance Sheet data at December 31, 1994, 1995 and 1996 are derived from audited consolidated financial statements not included in this Annual Report.


                                                                                         Years Ended December 31,
                                                                    ----------------------------------------------------------------
                                                                       1994           1995          1996           1997       1998
                                                                                  (In thousands except per share amounts)

Consolidated Statement of Operations Data:
Revenues..................................................           $1,280         $1,622         $5,379     $16,014       $21,100
Gross Profit..............................................              804          1,084          3,165      12,336        16,573
Operating Expenses........................................              883          2,439          7,819      10,579        15,320
Operating income (loss)...................................              (79)        (1,355)        (4,654)      1,757        1,253
Net income (loss).........................................             (162)        (1,478)        (4,992)      2,158        1,261
Earnings (loss) per share(1):
     Basic................................................                                         (0.89)        0.28         0.14
     Diluted..............................................                                         (0.89)        0.25         0.14
Shares used in computing earnings (loss) per share(1):
     Basic................................................                                         5,621        7,787        8,918
     Diluted..............................................                                         5,621        8,526        9,243

                                                                                             December 31,
                                                                   -----------------------------------------------------------------
                                                                       1994           1995           1996        1997       1998
                                                                       ----           ----           ----        ----       ----

Consolidated Balance Sheet Data:
Working capital (deficit).................................          $  (164)       $  (576)       $ 2,046      $24,549      $23,984
Total assets..............................................            2,029          1,794          9,370       33,541       36,949
Long-term debt less current portion.......................              301            896            590          115           75
Mandatorily redeemable convertible
   preferred stock........................................               --             --          5,000          --          --
Accumulated deficit.......................................           (1,215)        (2,693)        (7,686)      (5,527)      (4,266)
Total stockholders' equity (deficit)......................             (280)        (1,036)         1,023       29,081       30,241


--------------------
(1) In 1996 the Company was reorganized as described in Note 1 to the Company's Consolidated Financial Statements. Accordingly, earnings (loss) per share is not presented for 1994 and 1995.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

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

Overview

          The Company was founded in 1984 to develop certain resorbable polymers for orthopaedic uses. The Company has incurred substantial operating losses since its inception and, as of December 31, 1998, had an accumulated deficit of approximately $4.3 million. Such losses have resulted principally from expenses associated with the development and patenting of the Company's Self-Reinforcing technologies and resorbable implant designs, preclinical and clinical studies, preparation of submissions to the FDA and foreign regulatory agencies, the development of sales, marketing and distribution channels, the write-off of acquired in-process research and development, and the development of the Company's manufacturing capabilities. Although the Company's revenues grew significantly in the second half of 1996 and during 1997 and 1998 and although the Company reported a profit for 1997 and 1998, no assurance can be given that revenues will continue to grow or that revenues of any magnitude will exceed expenses incurred in anticipation of future growth. There can be no assurance that the Company will be able to successfully commercialize its products or that profitability will continue.

          The Company first introduced its PGA pins in 1984 and its PGA screws in 1986. In 1987, the Company introduced its first PLLA products, PLLA pins. PLLA screws were introduced in 1989. Since the introduction of these products, the Company has expanded its PGA and PLLA pin and screw product lines to address additional clinical indications. The Company's PGA membrane product was introduced in 1992, and, in 1995, the Company launched its Meniscus Arrow, PLLA tacks, and PGA and PLLA urology stents. In 1998, the Company launched its cranio-facial product line. Prior to 1996, the Company derived substantially all of its revenue from sales of its PLLA and PGA screws and pins. A substantial portion of the Company's revenues and revenue growth in the second half of 1996 and during 1997 and 1998 resulted from sales of the Meniscus Arrow, which received FDA clearance in March 1996. To date, all products sold by the Company have been launched first in international markets. During 1996, 1997 and 1998, international product sales represented 32%, 15% and 20%, respectively, of the Company's total product sales. See Note 14 of the Notes to the Company's Consolidated Financial Statements.

          The Company typically sells or consigns implant grade, stainless steel surgical instruments for use with each of its Self-Reinforced, resorbable products. The sale of these instruments result in margins which are typically lower than the margins applicable to the Company's implant products. However, since orthopaedic companies operating in the U.S. have traditionally loaned rather than sold instruments to their customers, the Company anticipates that in the future, it will be necessary for the Company to provide an increasing proportion of its instrumentation in the U.S. on a loan basis. In most cases, instrumentation is provided on a consignment basis to customers that commit to a certain purchase level of implant products. The instruments are loaned on the basis of a one year consignment policy. Similar practices are not common in international markets. For financial statement purposes, revenues from the sale of instrumentation systems are included within product sales and costs associated with such systems are included within cost of goods sold. In the case of consigned product, the Company amortizes the cost of the instrumentation over a three to four year period as cost of goods sold. The Company's instrumentation systems are reusable. Accordingly, sales and loans of such systems are likely to be most pronounced in periods shortly after product launches and likely to be less prevalent as penetration of the market increases over the long term. For information regarding the Company's instrumentation practices, see "Business-Products - Instrumentation."

         The Company sells its products through managed networks of independent sales agents, direct sales representatives, distributors and dealers. In the U.S., the Company handles all invoicing functions directly and pays commissions to its sales agents or representatives. Outside the U.S., the Company sells its products directly to distributors and dealers at discounts that vary by product and by market. Accordingly, the Company's U.S. sales result in higher gross margins than international sales. The Company anticipates that during the next few years, the relative percentage of its U.S. product sales to total product sales is likely to continue to increase. Since the Company pays commissions on sales made through its U.S. agent network, an increased percentage of U.S. sales in the future will likely result in an increase in the percentage of selling, general and administrative expenses to total sales. This increase will be partially offset by the higher gross margins received on products sold in the U.S.

         Outside of the orthopaedic market, the Company may seek to establish licensing or distribution agreements with strategic partners to develop certain products and to market and distribute products that the Company elects not to distribute through its managed networks of independent sales agents, distributors and dealers. The Company has licensed its membrane patent for use in dental and two other applications in Europe to Ethicon GmbH, a subsidiary of Johnson & Johnson. During 1996, Ethicon GmbH paid the Company approximately $201,000. No licensing fees were received during 1997 or 1998. Ethicon GmbH has agreed to pay royalties to the Company upon the initiation of commercial sales of its membrane products, which were released for commercial sale in July, 1997. Revenues from the Company's sales of such products have not been material. No assurance can be given that royalty payments from Ethicon GmbH will be material in the future. Furthermore, no assurance can be given that the Company will be able to enter into other license arrangements regarding other products on satisfactory terms.

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

         The Company invoices more than 85% of its consolidated revenues in US Dollars. Approximately 80% of the expenses incurred by the Company are denominated in US Dollars. The remaining portion of revenues and expenses are denominated in European currencies, predominantly Finnish Markka. The Company seeks to manage its foreign currency risk for these other currencies through the purchase of foreign currency options and forward contracts. No assurances can be given that such hedging techniques will protect the Company from exposure resulting from relative changes in the economic strength of the foreign currencies applicable to the Company. Foreign exchange transaction gains and losses can vary significantly from period to period.

         While the Company's operating losses have resulted in net operating loss carryforwards of approximately $2,100,000 for income tax reporting purposes as of December 31, 1998, the extent to which such carryforwards are available to offset future U.S. and Finnish taxable income is significantly limited as a result of various ownership changes that have occurred in recent years.

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

Results of Operations for the Years Ended December 31, 1996, 1997 and 1998

          Product Sales. The Company's product sales increased by 213% from $5.0 million in 1996 to $15.8 million in 1997, and by 31% to $20.7 million in 1998. The increase in product sales in 1997 reflected further penetration in Meniscus Arrow sales in the United States from its U.S. introduction in the second quarter of 1996, as well as increased utilization of the Company's managed network of independent sales agents in the U.S. and increased sales of several non-Arrow products in both the U.S. and international markets. The increase in product sales in 1998 reflected continued penetration in Meniscus Arrow sales in the United States and increased sales of several non-Arrow products in both the U.S. and international markets. Revenues generated from the sale of instrumentation systems and related loaner fees represented 20%, 11% and 8% of total sales in 1996, 1997 and 1998, respectively, amounting to approximately $1.0 million in 1996, $1.8 million in 1997 and $1.7 million in 1998. The increase from the 1996 level to the 1997 level was attributable primarily to the U.S. introduction of the Meniscus Arrow during the second quarter of 1996. The decline from 1997 to 1998 in both percentage and dollar terms declined due to the increasingly competitive environment. Instrumentation revenues relating to the Meniscus Arrow during 1996, 1997 and 1998 were approximately $453,000, $850,000 and $624,000 respectively.

          License and grant revenues. License and grant revenues decreased by 30% from $345,000 in 1996 to $242,000 in 1997 and increased by 73% to $418,000 in 1998. The decline in revenue from 1996 to 1997 was due to the lack of any license revenue recorded in 1997, compared with $201,000 recorded in 1996. The increase in revenues from 1997 to 1998 resulted from an increase in the level of research activity during 1998.

         Gross profit; gross profit margins. The Company's gross profit increased by 290% from $3.2 million in 1996 to $12.3 million in 1997 and by 34% to $16.6 million in 1998. The increase in the Company's gross profit during 1996 and 1997 primarily reflected the increased sales of Meniscus Arrow products after their introduction in the U.S. in the second quarter of 1996. Overall, the Company's gross profit margin increased from 58.8% in 1996 to 77.0% in 1997 and increased to 78.5% in 1998. During 1997 and 1998, the increase in gross profit margin was primarily due to the volume increase in revenues which created operational efficiencies in production. The Company's gross profit margin applicable to implant sales, representing implant sales less related raw materials, direct labor and overhead and associated variable expenses, increased from 66.7% in 1996 to 80.2% in 1997 and 82.9% in 1998. The improvement in this portion of the Company's gross profit margin resulted primarily from increased sales of higher margin Meniscus Arrow products, increased U.S. based sales, increased sales of higher margin PLLA products and the leveraging of certain fixed manufacturing costs over the Company's expanded revenue base. The Company amortizes the cost of instrumentation inventory consigned to customers, and classifies this as an inventory reserve. This amortization charge increased from $0 during 1996 to $510,000 during 1997 and $800,000 during 1998. The increase is due to a related increase in the number of instruments consigned to customers versus the previous practice of selling the instruments.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by 114% from $4.5 million in 1996 to $9.7 million in 1997, and by 33% to $13.0 million in 1998. Such expenses were 89.9% of product sales in 1996, 61.6% of product sales in 1997, and 62.7% of product sales in 1998. The increases in the dollar amount of selling, general and administrative expenses during these periods were primarily attributable to the costs incurred in the launch of the craniofacial division, the increase in commission payment obligations, reflecting the Company's increased product sales in the U.S., the increase in expenses in regulatory and patent activities, including the costs of prosecuting patent infringement suits, and the increase in expenses associated with establishing and supporting a managed network of independent sales agents in the U.S. Selling, general and administrative expenses have declined as a percentage of revenue due to increased efficiencies resulting from the leveraging of certain non-selling expenses over an expanded revenue base.

         Acquired  in-process  research and  development.  In September 1996, in connection with the Company's reorganization, the Company recorded a non-recurring charge of $2.8 million for the acquisition of in-process research and development. This amount was expensed as non-recurring charges because the acquired in-process technology had not reached technological feasibility and had no future alternative uses. Since the reorganization, the Company has used the acquired in-process technology to develop new orthopaedic and craniofacial surgery products, which have or will become part of the Company's line of products when completed. The fair value of the in-process technology in reorganization was based on analysis of the markets, projected cash flows and risks associated with achieving such projected cash flows. In developing these cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, individual revenues, characteristics of the potential market for the products and the anticipated life of the underlying technology.

         Research and development. Research and development expenses increased by 89.5% from $460,000 in 1996 to $871,000 in 1997 and by 171% to $2,360,000 in
1998. These increases reflected an increased volume of product development work being performed by the Company and increased staffing levels.

         Other income and expense. Other income and expense consists of interest income and expense and miscellaneous expense and income items. The Company generated net interest expense of $87,000 during 1996, and net interest income of $752,000 during 1997 and $986,000 during 1998. Net interest income generated during 1997 and 1998 was obtained from funds received from the Company's initial public offering during the second quarter of 1997. A foreign currency transaction gain of $408,000 was recorded in "other income" in 1997, compared to a foreign currency transaction losses of $263,000 during 1998. Net foreign currency transaction gains and losses in 1996 were insignificant.

         Income taxes. In 1996, one of the Company's Finnish subsidiaries recorded a profit, which resulted in a Finnish tax liability of $208,000. In 1997, the Company recorded an income tax provision of $758,000, or 26% of income from operations, which primarily reflected the income generated in the Company's Finnish subsidiary. In 1998, the Company recorded an income tax provision of $741,000, or 37% of income from operations. This increase in effective tax rate reflected the increase in income generated by the Finnish subsidiary taxed at the rate of 28%. Although an operating loss was recorded by the U.S. entity during 1998, no corresponding tax benefit was recognized due to the net operating loss position in the U.S.

          Net income. The Company reported a net loss of $4,992,000 in 1996 and net income of $2,158,000 and $1,261,000 in 1997 and 1998, respectively.

Recent Accounting Pronouncements

          In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, Accounting for the Costs of Computer Software
Developed or Obtained for Internal Use ("Statement 98-1"). Once the capitalization criteria of Statement 98-1 have been met, external directs costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project); and interest costs incurred when developing computer software for internal use should be capitalized. Training costs and data conversion costs, should be expensed as incurred. Statement 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. The adoption of this standard is not expected to have a material impact on the Company's earnings or financial position.

          In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (the "Statement"). The Statement requires costs of start-up activities, including organizational costs, to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting businesses in a new territory, conducting business with a new process in an existing facility, or commencing a new operation. The Statement is effective for fiscal years beginning after December 15, 1998. The adoption of this standard is not expected to have a material impact on the Company's earnings or financial position.

          In June 1998, the FASB issued Statement of Financial Accounting Standards No.133, Accounting for Derivative Instruments and Hedging Activities
("Statement133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters beginning after June 15, 1999. The Company intends to adopt this accounting standard as required. The adoption of this standard is not expected to have a material impact on the Company's earnings or financial position.


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

         Costs

         The Company incurred costs of approximately $250,000 in 1998 associated with the purchase of and modifications to the Company's existing systems to make them year 2000 ready. The Company expects to incur costs between $100,000 and $200,000 in 1999 for a total project cost of less than $500,000. Most of these costs relate to the implementation of a new internal business system, which will be depreciated over its estimated life. Any other cost relating to this undertaking will be expensed as incurred. Based on the estimates and information currently available, the Company does not anticipate that the cost associated with year 2000 compliance issues will be material to the Company's consolidated financial position or results of operations.

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

Quarterly Product Sales

         The following table presents unaudited product sales information for the quarters indicated. In the opinion of management, this information has been prepared on the same basis as the product sales data included in the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. Product sales for any period are not necessarily indicative of product sales to be expected for any future period.


                                                                                            (in thousands)
1997
Quarter ended March 31................................................                        $  3,218
Quarter ended June 30.................................................                           3,822
Quarter ended September 30............................................                           4,149
Quarter ended December 31.............................................                           4,584

1998
Quarter ended March 31................................................                        $  4,459
Quarter ended June 30.................................................                           5,057
Quarter ended September 30............................................                           5,265
Quarter ended December 31.............................................                           5,902



         The quarterly increases in product sales principally reflect the continuing development of the Company's managed network of independent sales agents in the U.S. and the U.S. introduction of the Meniscus Arrow products during the second quarter of 1996. The Company anticipates that in future periods, third quarter revenues may be adversely impacted due to relatively lower European sales activity during the summer months. See "-- Results of Operations for the Years Ended December 31, 1996, 1997 and 1998 -- Product Sales."

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

Liquidity and Capital Resources

         Historically, the Company has relied upon bank loans (guaranteed in certain instances by the Company's principal stockholders), capital contributions by its principal stockholders and government grants to fund its operations. In September 1996, the Company completed a private placement of $5.0 million in preferred stock (all of which was converted into Common Stock upon consummation of the Company's initial public offering in April 1997) and warrants (all of which were exercised during April 1997). The net proceeds were used to repay bank debt, to pay down trade debt, to fund manufacturing and product development efforts and for other working capital purposes. During 1997, the Company consummated its initial public offering. Net proceeds from the initial public offering and the exercise of warrants during April 1997 were $21.7 million. In addition, the Company made arrangements for a $2 million credit line, secured by the personal property of Bionx Implants, Inc. and its Biostent, Inc. subsidiary. Amounts to be advanced thereunder are subject to the lender's discretion and are limited to specific percentages of certain domestic receivables and inventory. To date, no amounts have been borrowed pursuant to this facility.

         At December 31, 1997 and 1998, cash and cash equivalents totaled $22.6 million and $14.2 million, respectively. The decrease in cash and cash equivalents of $8.4 million resulted from the use of cash in operating activities, primarily attributable to increased inventory levels, and a $2.0 million increase in plant and equipment.

         As of December 31, 1998, the Company had working capital of $24.0 million, compared with $24.5 million at December 31, 1997. Long-term debt (including the current portion) was reduced by $43,000, from the level at the beginning of the year to $115,000 as of December 31, 1998. The interest rates on the debt remaining as of December 31, 1998 averaged 1% per annum.

         The Company believes that existing capital resources from its initial public offering, its September 1996 private placement and its $2.0 million credit line, together with cash flow from operations (if, and to the extent, generated), will be sufficient to fund its operations during 1999. This statement constitutes a Forward-Looking Statement. Actual results could differ materially from the Company's expectations regarding its capital requirements and its sources of capital. The Company's future capital requirements and the adequacy of available capital resources will depend on numerous factors, including market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, acquisition opportunities, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of the Company's efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of the Company's products. The sufficiency of the Company's capital reserves with respect to operations beyond 1999 will depend primarily upon the Company's operating results and the extent to which such results are capable of funding anticipated growth. To the extent that funds generated from the Company's operations, together with its existing capital resources, and the net interest earned thereon, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. The terms of any equity financings may be dilutive to stockholders and the terms of any debt financings may contain restrictive covenants which limit the Company's ability to pursue certain courses of action. Principal stockholders of the Company who previously provided funding to the Company and provided guarantees to sources of credit have indicated that they do not intend to continue furnishing such assistance. The Company does not have any committed sources of additional financing beyond that described above, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations could be materially and adversely affected.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.       Financial Statements and Supplementary Data

         The following financial information is set forth on the following pages immediately following this page:

                                                                       Page


Independent Auditors' Report                                            F-1

Consolidated Balance Sheets as of
    December 31, 1997 and 1998                                          F-2

Consolidated Statements of Operations
  for the Years Ended December 31,
  1996, 1997 and 1998                                                   F-3

Consolidated Statement of Stockholders'
  Equity (Deficit) and Comprehensive Income for the Years
  Ended December 31, 1996, 1997 and 1998                                F-4

Consolidated Statements of Cash Flows
  for the Years Ended December 31,
  1996, 1997 and 1998                                                   F-5

Notes to Consolidated Financial Statements                              F-7


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              Not applicable.

                                INDEPENDENT AUDITORS' REPORT

 Board of Directors and Stockholders
 Bionx Implants, Inc. :

         We have audited the accompanying consolidated balance sheets of Bionx Implants, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bionx
Implants, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                       KPMG LLP
Philadelphia, Pennsylvania
February 3, 1999



                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998

                                                                                        December 31,
                                                                       -----------------------------------------------
                                                                                1997                    1998
                                                                                ----                    ----
ASSETS
Current assets:
     Cash and cash equivalents................................              $22,631,652              $14,213,368
     Inventory, net (note 3)..................................                2,549,528                9,777,988
     Trade accounts receivable, net of allowance of...........
         $110,707 and $142,883 as of December 31, 1997
         and 1998, respectively...............................                2,954,629                4,643,280

     Grants receivable........................................                  128,953                  188,888
     Related party receivable(note 5).........................                  115,266                  238,950
     Prepaid expenses and other current assets................                  158,434                  726,154
     Deferred tax asset.......................................                  355,000                  828,784
                                                                           ------------                  -------
Total current assets..........................................               28,893,462               30,617,412
Investments...................................................                   87,115                   87,115
Plant and equipment, net (note 4).............................                  849,241                2,560,440
Goodwill and intangibles, net.................................                3,711,163                3,684,081
                                                                              ---------                ---------
Total assets..................................................              $33,540,981              $36,949,048
                                                                             ==========               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Trade accounts payable...................................             $  1,774,960             $  4,176,406
     Long-term debt, current portion (note 7).................                   43,314                   40,842
     Related party liability (note 5).........................                   74,358                       --
     Current income tax liability.............................                  994,229                  577,673
     Accrued and other current liabilities (note 6)...........                1,457,539                1,838,984
                                                                              ---------                ---------
Total current liabilities.....................................                4,344,400                6,633,905
                                                                              ---------                ---------

Long-term debt (note 7).......................................                  115,370                   74,527
                                                                             ----------                   ------


Series A mandatorily  redeemable  convertible
preferred stock, par value $0.001
per share; 2,000,000 shares authorized,
none issued and outstanding at
December 31, 1997 and 1998 (note 9)...........................                       --                       --

Stockholders' equity (notes 9 and 11)
     Preferred stock, par value $0.001 per share,
         8,000,000 shares  authorized,
         none issued and outstanding..........................                       --                       --

     Common stock, par value $0.0019 per share,  31,600,000
          shares  authorized, 8,916,812 and 8,922,076
          shares issued as of December 31, 1997 and 1998,
          respectively........................................                  16,942                   16,952

     Treasury stock, 20,500 shares as of December 31, 1998                         --                   (128,198)
     Additional paid-in capital...............................               35,616,254               35,642,502
     Accumulated deficit......................................               (5,527,354)              (4,266,009)
     Accumulated other comprehensive income (note 2)..........               (1,024,631)              (1,024,631)
                                                                             -----------              -----------

Total stockholders' equity ...................................               29,081,211               30,240,616
                                                                             ----------               ----------

Total liabilities and stockholders' equity....................              $33,540,981              $36,949,048
                                                                           ============               ==========

                See accompanying notes to consolidated financial statements.




                                         BIONX IMPLANTS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                            Years ended December 31,
                                                    -------------------------------------------------------------------------
                                                            1996                     1997                     1998
                                                            ----                     ----                     ----
Revenues:
   Product sales.............................             $5,033,952              15,772,674               20,682,965
   License and grant revenues (note 13)......                345,203                 241,685                  417,507
                                                             -------                 -------                  -------
         Total revenues......................              5,379,155              16,014,359               21,100,472
                                                           ---------              ----------               ----------

Cost of goods sold...........................              2,214,061               3,678,112                4,527,301
                                                           ---------               ---------                ---------

Gross profit.................................              3,165,094              12,336,247               16,573,171
                                                           ---------              ----------               ----------

Selling, general and administrative                        4,527,421               9,708,389               12,959,532
Acquired in-process research and
  development................................              2,832,035                      --                       --
Research and development.....................                459,666                 871,101                2,360,485
                                                         -----------            ------------                ---------

Total operating expenses.....................              7,819,122              10,579,490               15,320,017
                                                          ----------              ----------               ----------

Operating income (loss)......................             (4,654,028)              1,756,757                1,253,154
                                                          -----------              ---------                ---------

Other income and (expenses):
   Interest income and (expense), net........                (86,906)                751,694                  985,609
   Other, net................................                (42,951)                408,256                 (236,002)
                                                          -----------                -------                 ---------

         Total other income (expense), net                  (129,857)              1,159,950                  749,607
                                                           ----------              ---------                  -------

Income (loss) before provision for income
  taxes  ....................................             (4,783,885)              2,916,707                2,002,761
Provision for income taxes (note 12)                        (208,390)               (758,344)                (741,416)
                                                            ---------               ---------                ---------

Net income (loss)............................             (4,992,275)              2,158,363                1,261,345
                                                          ===========              =========                =========

Earnings (loss) per share (note 2):
     Basic...................................           $      (0.89)                   0.28                     0.14
     Diluted.................................           $      (0.89)                   0.25                     0.14
Shares used in computing earnings (loss) per share (note 2):
     Basic...................................              5,621,320               7,786,937                8,918,391
     Diluted.................................              5,621,320               8,526,081                9,243,369

          See accompanying notes to consolidated financial statements.



                                       BIONX IMPLANTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
                                   YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                           COMMON
                                            STOCK                                                        FOREIGN          TOTAL
                                          PAR VALUE                      ADDITIONAL                      CURRENCY      STOCKHOLDERS'
                                          OR STATED        TREASURY       PAID-IN        ACCUMULATED   TRANSLATION        EQUITY
                                            VALUE           STOCK         CAPITAL          DEFICIT      ADJUSTMENT       (DEFICIT)



Balance, December 31, 1995               $ 1,343,316           --        580,998    (2,693,442)           (267,147)      (1,036,275)

Effect of reorganization (note 1)        (1,333,266)           --      8,442,389            --                  --        7,109,123
Proceeds from the issuance of
    Common stock                                 55            --         49,820            --                  --           49,875
Issuance costs--Series A
    mandatorily redeemable
    Convertible preferred stock                  --            --       (105,214)           --                  --         (105,214)

Comprehensive loss                               --            --                   (4,992,275)             (2,430)      (4,994,705)
                                         ----------      ----------    ---------   -----------             ---------     -----------

Balance, December 31, 1996              $     10,105           --      8,967,993    (7,685,717)           (269,577)       1,022,804

Proceeds  from initial  public  offering,      4,370           --     21,095,441            --                  --       21,099,811
net
Conversion of Series A mandatorily
    Redeemable convertible
    Preferred stock                            2,000           --      4,998,000            --                  --        5,000,000

Proceeds from warrant exercise                   466           --        551,568            --                  --          552,034
Proceeds from the exercise of
    incentive stock options                        1           --          3,252            --                  --            3,253
Comprehensive income                              --           --                    2,158,363            (755,054)       1,403,309
                                           -----------     --------    ----------    ---------         ------------       ---------

Balance, December 31, 1997              $     16,942           --     35,616,254    (5,527,354)         (1,024,631)      29,081,211

Treasury Stock purchased                          --      (128,198)        --            --                  --            (128,198)
Proceeds from the exercise of
    incentive stock options                       10          --          26,248        --                  --               26,258
Comprehensive   income                            --          --                     1,261,345                   --       1,261,345
                                          -----------     --------    -----------   ----------         ------------        ---------

Balance, December 31, 1998              $     16,952      (128,198)   35,642,502    (4,266,009)         (1,024,631)      30,240,616
                                         ============     =========   ==========    ===========         ===========      ===========



          See accompanying notes to consolidated financial statements.



                                       BIONX IMPLANTS, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Years Ended December 31, 1996, 1997 and 1998


                                                                                Years Ended December 31,
                                                                ----------------------------------------------------------
                                                                       1996                1997               1998
                                                                       ----                ----               ----

Cash flows from operating activities:
  Net income (loss)....................................            (4,992,275)          2,158,363             1,261,345
                                                                  ------------          ---------             ---------
  Adjustments to reconcile net loss to
   net cash (used in) provided by operating
   activities:
   Depreciation and amortization.......................               161,434             268,366               815,781
   Acquired in-process research and development........             2,832,035                  --                 --
   Deferred tax provision..............................                 --               (355,000)                --
   Other non-cash charges..............................               105,600                  --                 --
   Change in assets and liabilities:
     Increase in accounts receivable, net                          (1,284,957)         (1,367,006)           (1,803,177)
     Increase in inventory, net........................              (295,657)         (1,529,053)           (7,228,460)
     Increase in grant receivable......................              (114,981)             (6,140)              (59,935)
     (Increase) decrease in deferred
       issuance costs..................................              (194,981)            194,981                --
     (Increase) decrease in prepaid expense, related
       party and other assets..........................                17,060              (3,910)             (576,878)
     (Increase) decrease in deposits...................               (43,964)             43,964                --
     Increase in intangibles...........................                    --                --
     Increase (decrease) in accounts payable...........               (60,622)            922,805             2,401,446
     Increase (decrease) in related party..............               (34,912)            (88,826)              (74,358)
     Increase (decrease) in current tax liability......               205,065             769,093              (890,340)
     Increase (decrease) in accrued and
       other liabilities...............................               859,094             148,722               381,445
                                                                      -------             -------               -------

                                                                    2,150,214          (1,002,004)           (7,034,476)
                                                                    ---------           ----------           -----------

Net cash provided by (used in) operating
   Activities..........................................            (2,842,061)          1,156,359            (5,773,131)
                                                                   -----------          ---------            -----------

Cash flows from investing activities:
   Purchases of plant and equipment....................               (81,590)           (412,263)           (2,044,271)
   Purchases of computer software and intangibles......                 --                  --                 (455,627)
   Proceeds from sale of investments...................                 3,827              15,165                    --
                                                                     ---------         -----------           -----------

Net cash used in investing activities..................               (77,763)           (397,098)           (2,499,898)
                                                                    ----------         -----------           -----------

Cash flows from financing activities:
   Repayment of long-term debt.........................              (435,256)           (646,259)              (43,315)
   Net proceeds from the issuance of
     preferred stock...................................             4,894,786               --                     --
   Proceeds from the issuance of common stock..........                49,875               --                     --
   Proceeds from initial public offering, net..........                 --             21,099,811                  --
   Purchase of treasury shares                                          --                  --                 (128,198)
   Exercise of warrants................................                 --                552,034                  --
   Proceeds from exercise of employee
     stock options.....................................                 --                  3,253                26,258
                                                                        ---          --------------             -------

Net cash provided by (used in) financing activities....             4,509,405          21,008,839              (145,255)
                                                                    ---------          ----------              ---------

Net effects of foreign exchange rate differences.......               (47,112)           (729,579)                 --
                                                                       -------           ---------                 --

Net increase (decrease) in cash and
   cash equivalents....................................             1,542,469          21,038,521            (8,418,284)

Cash and cash equivalents at beginning of period.......         $      50,662           1,593,131            22,631,652
                                                                -------------           ---------            ----------

Cash and cash equivalents at end of period.............         $   1,593,131          22,631,652            14,213,368
                                                                  ===========          ==========            ==========

Supplemental disclosure of cash flow information:
Cash paid for interest.................................         $     195,035              26,398                 1,423
Cash paid for taxes....................................         $       3,325             190,578             1,631,756
                                                                ==============       ============             =========

Non-cash financing activities:
   Issuance of common stock related to the
     Reorganization....................................         $   7,109,123                --                     --
                                                                =============         ============            =========

      Conversion of Series A mandatorily redeemable
      convertible preferred stock to common stock......         $        --             5,000,000                  --
                                                                ==============        ===========            ==========


                                  See accompanying notes to consolidated financial statements


                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998

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

          Given the common ownership relationship of the four predecessor corporations and the subsequent reorganization into the Company described below, the accompanying financial statements include the four predecessor corporations' financial statements combined for the period January 1, 1996 to September 2, 1996. The predecessor corporations are consolidated as of December 31, 1997 and 1998, for the period from September 3, 1996 to December 31, 1996, and for the years ended December 31, 1997 and 1998.

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


       Current assets..............................................      $1,549
       Plant and equipment.........................................         266
       Intangibles.................................................         800
       Goodwill....................................................       3,219
       Current liabilities.........................................        (751)
       Long-term liabilities.......................................        (343)

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

         Acquired in-process research and development

         In September 1996, in connection with the Company's Reorganization, the Company recorded a non-recurring charge of $2.8 million for the acquisition of in-process research and development. This amount was expensed as non-recurring charges because the acquired in-process technology had not reached technological feasibility and had no future alternative uses. Since the Reorganization, the Company has used the acquired in-process technology to develop new orthopaedic and craniofacial surgery products, which have or will become part of the Company's line of products when completed.

         The fair value of the in-process technology in reorganization was based on analysis of the markets, projected cash flows and risks associated with achieving such projected cash flows. In developing these cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, individual revenues, characteristics of the potential market for the products and the anticipated life of the underlying technology.

         The fair value of the acquired in-process research and development projects associated with the Reorganization are based upon a discounted cash flow analysis. The projection of cash flows employed in this analysis was provided by operational projections relied upon by management at the Reorganization date. Based upon this projection, cash flows for these projects were expected to commence in 1998 and to grow significantly in 1999 and 2000. To these projected cash flows, risk adjusted discount rates in the range of 18% to 25% were applied to the projected cash flows. The most significant assumptions affecting management's cash flow projections for the business and operations of the projects, upon which the valuation of the acquired in-process research and development projects is based, are the timing for market entrance of the projects, and assumed rates of market penetration thereafter.

         Initial Public Offering

         During the second quarter of 1997, the Company completed its initial public offering (the "IPO") of 2,300,000 shares of Common Stock (including the exercise of the underwriters over-allotment of 300,000 shares) at $10.50 per share. (Note 9)

          Business Purpose

          The Company is a leading developer, manufacturer and marketer of self-reinforced, resorbable polymer implants, including screws, pins, arrows and stents, for use in a variety of applications which include orthopaedic surgery, urology, dentistry and craniofacial surgery. The Company's proprietary manufacturing processes self-reinforce a resorbable polymer, modifying the gel-like or brittle polymer structure into a physiologically strong structure with controlled, variable strength retention (ranging from three weeks to six months depending upon the medical indication). The Company currently markets its twelve product lines through managed networks of independent agents, distributors and dealers.

         Prior to 1997, the Company sustained operating losses and had generated its first positive cash flow from operations during 1997. The Company plans to continue to finance its future operations with revenues from future product sales, royalty payments and license and government grant payments, if any, and proceeds from the sale of capital stock. The Company's future operations are dependent upon its ability to sustain profitable operations.

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

         Inventory

          Inventory is valued at the lower of cost or market, with cost being determined under a first-in, first-out (FIFO) method. Reserves are established for excess and obsolete inventory on a specific identification basis. The instrument inventory, to the extent it is released on consignment, is amortized over its estimated useful life of three to four years.

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

         A decline in the market value below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned. The amortized cost approximates market value as of December 31, 1997 and 1998.

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

         Intangibles

         Patents and rights are stated at cost. Amortization of patents is recorded using the straight-line method over the remaining legal lives of the patents, generally for periods ranging up to 12 years. Software costs are stated at cost, and are amortized using the straight-line method over 5 to 7 years. Accumulated amortization related to intangibles was $93,693 and $415,484 at December 31, 1997 and 1998, respectively.

 The Company's policy is to evaluate the appropriateness of the carrying value of the unamortized balances of intangible assets on the basis of estimated future cash flows (undiscounted) and other factors. If such evaluation were to indicate an impairment of these intangibles assets, such impairment would be recognized by a write-down of the applicable assets. The Company continues to evaluate the continuing value of patents and patent applications, particularly as expenses to prosecute or maintain these patents come due. Through this evaluation, the Company may elect to continue to maintain these patents: seek to out-license them; or abandon them.

         Goodwill

         Goodwill, representing costs in excess of the fair value of assets acquired, is amortized on a straight-line basis over 20 years. On a periodic basis, the Company evaluates the carrying value of intangible assets based upon expectations of undiscounted cash flows. Accumulated amortization related to goodwill was $214,632 and $375,550 at December 31, 1997 and 1998, respectively.

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

         Fair Value of Financial Instruments

          Financial Accounting Standards Board Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash, trade accounts receivable, prepaid expenses and other current assets, trade accounts payable and accrued expenses reported in the balance sheets equal or approximate fair value due to their short maturities. Based on the borrowing rates currently available to the Company, the fair value of all of the Company's loans is approximately $240,000.

         Stock Option Plan

          Effective January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.

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

         Foreign Exchange Risk Management

         The Company routinely hedges its estimated net economic exposure through foreign exchange options and forward cover on a rolling 12-month basis. Market value gains are recognized in income currently and the resulting gains offset foreign exchange transaction losses. Determination of hedge activity is based upon market conditions, the magnitude of foreign currency assets and liabilities and perceived risks. A net foreign currency exchange transaction gain of $408,000 was recorded in "other income" in 1997, and net foreign currency exchange transaction losses of $236,000 were recorded in "other income" in 1998. There were no significant foreign currency transaction gains or losses in 1996. As of December 31, 1998, the Company had no foreign currency options or forward contracts outstanding.

          Foreign Currency Translation

          Effective January 1, 1998, the Company changed the functional currency of its Finnish subsidiary, from the Finnish Markka to the US Dollar. This change arose due to certain changes in the economic conditions of the Finnish operations. The underlying economic factors which influenced the Company's decision to change the functional currency was derived from an analysis of the indicators outlined in FAS 52, Appendix A. This included an analysis of the currency denominations of the related assets, cash flows, revenues and expenses of the Finnish operating subsidiary. Exchange adjustments resulting from foreign currency transactions are recognized in operations.

         Prior to 1998, the financial statements of the Company's foreign subsidiaries were translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. Substantially all assets and liabilities of the foreign subsidiaries were translated at year-end exchange rates and income and expense items are translated at an average exchange rate for the year.

         Accounting for Income Taxes

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

          Comprehensive Income

          On January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of the Company's comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss) for the year and foreign currency translations adjustments and is presented in the consolidated statement of changes in stockholder's equity and comprehensive income (loss). The Statement requires only additional disclosures in the consolidate financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of the statement.


Comprehensive Income (Loss) is summarized below:


                                                      1996              1997             1998

         Net Income (loss)                       $ (4,992,275)       $ 2,158,363       $ 1,261,345
         Foreign currency translation adjustment       (2,430)          (755,054)              --
                                                 -------------       ------------      -----------

         Total comprehensive income (loss)       $ (4,994,705)       $ 1,403,309       $ 1,261,345
                                                 =============        ==========        ==========


         Earnings (Loss) Per Share

          Basic earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period, giving effect to any treasury shares. During October, 1998, 20,500 shares of treasury stock was reacquired by the Company. Diluted earnings (loss) per share is computed using the weighted average number of common and potential dilutive common shares outstanding during the period. Potential dilutive common shares consist of stock options and warrants using the treasury stock method and are excluded if their effect is antidilutive.

         The following table sets forth the calculation of the total number of shares used in the computation of earnings (loss) per common share for the years ended December 31, 1996, 1997 and 1998:


                                                                      1996              1997              1998
                                                                      ----              ----              ----


Shares used in computing basic
         earnings (loss) per share                                    5,621,320         7,786,937    8,918,391

Assumed conversion of Series A Mandatorily
         Redeemable Convertible Preferred Stock
         and related warrants using the
         if-converted method                                           --                 405,310           --

Incremental shares from assumed exercise of
         dilutive options and warrants                                 --                 333,834        324,978
                                                                      ---------         ---------      ---------
Shares used in computing pro forma diluted
         earnings (loss) per share                                    5,621,320         8,526,081      9,243,369
                                                                      =========         =========      =========


 (3) INVENTORY

         Inventory consists of the following components as of December 31, 1997 and 1998:


                                                                       1997                        1998
                                                                       ----                        ----

Raw materials                                                      $   437,032                   1,781,661
Finished goods - Implants                                              492,334                   2,570,416
Instruments                                                            984,566                   2,457,156
Instruments on consignment                                           1,300,921                   3,944,080
                                                                     ---------                   ---------
                                                                     3,214,853                  10,753,313

    Less:
             Inventory reserve                                        (155,570)                   (175,565)
             Accumulated amortization
              - consigned instruments                                 (509,755)                   (799,760)
                                                                      ---------                   ---------
                                                                    $2,549,528                   9,777,988
                                                                    ==========                   =========

          The Company amortizes the cost of instrumentation inventory consigned to customers.

(4) PLANT AND EQUIPMENT

         Plant and equipment consist of the following components as of December 31, 1997 and 1998:


                                                                    1997                           1998
                                                                    ----                           ----

Machinery and production equipment                                $  1,219,435                  1,998,820
Construction in progress                                                    --                     97,835
Furniture and fixtures                                                      --                    775,979
Capitalized software costs                                                  --                    302,613
Computer equipment                                                      84,582                    173,041
                                                                     ---------                   --------
                                                                     1,304,017                  3,348,288
Less accumulated depreciation                                         (454,776)                  (787,848)
                                                                      ---------                  ---------
                                                                  $    849,241                  2,560,440
                                                                  ============                  =========


(5) RELATED PARTY TRANSACTIONS

         Under an employment agreement dated August 21, 1992, the Company was obligated to pay an executive officer (Dr. Pertti Tormala) a 2 percent royalty on sales of certain products for which the Company received a patent after August 1992. This agreement also required that the Company pay a minimum royalty of approximately $2,200 per month. Dr. Tormala and another employee are parties to an additional agreement that provides royalties on sales of a specific product patented prior to 1992, again subject to certain annual minimums. The aggregate amount of all royalties due to employees related to these agreements was $74,358 as of December 31, 1997. In December, 1996, the Company restructured the employment agreement with Dr. Tormala to eliminate any future royalty obligation beyond these payments.

         The Company's product development efforts are dependent upon Dr. Tormala, who is a founder, director, and executive officer of the Company and is currently an Academy Professor at the Technical University in Tampere, Finland and as such is permitted by the University to devote his efforts to developing new products for the Company. This executive utilizes a group of senior researchers, graduate students, and faculty at the Technical University to perform research and development projects involving resorbable polymers and other topics impacting the Company's technology and processes. This arrangement, partially funded by the Company and permitted in Finland as a means of encouraging the commercialization of technological development, has resulted in substantial cost savings to the Company while substantially expanding its product development effort. The Company's funding obligation, which amounted to $167,000, $271,000 and $328,000 during the years ended December 31, 1996, 1997 and 1998 respectively, consists of providing the University with reasonable compensation for University resources (including graduate students) utilized by the Company.

During 1998, the Company loaned $9,158 (50,000 Finnish Markka) to a related party, Bioabsorbable Concepts, Inc.

During 1997 and 1998, the Company paid certain administrative expenses on behalf of Bionix B.V., a related party. The loan amounts outstanding were $115,266 and $238,950 as of December 31, 1997 and 1998, respectively, and are payable in 1999.

(6) ACCRUED AND OTHER CURRENT LIABILITIES

          Accrued and other current liabilities consist of the following components as of December 31, 1997 and 1998:


                                                                       1997                         1998
                                                                       ----                         ----

Commissions...........................................             $   457,184                             619,241
Royalties.............................................                 267,986                             264,544
Wages.................................................                 279,642                             270,718
Taxes withheld........................................                  82,079                             225,995
Interest..............................................                     948
                                                                                                               692
Inventory purchases...................................                      --                             128,780
Professional fees.....................................                 234,658                             197,809
Research..............................................                  65,012                               74,200
Other.................................................                  70,030                               57,005
                                                                 -------------                          -----------
                                                                   $ 1,457,539                            1,838,984
                                                                   ===========                            =========

(7) LONG-TERM DEBT

         Long-term debt consists of the following components as of December 31, 1997 and 1998:


                                                                        1997                          1998
                                                                        ----                          ----

Loans from financial institutions                                   $   40,843                             --
Loans from Finnish government                                          101,447                        101,447
Other debt                                                              16,394                         13,922
                                                                        ------                         ------
                                                                       158,684                        115,369
Less current portion                                                   (43,314)                       (40,842)
                                                                       --------                       --------
                                                                    $  115,370                         74,527
                                                                    ==========                         ======

         The loans from the financial institutions are payable in semi-annual and annual installments with interest rates of one percent (1%). The loans from the Finnish government are made in order to support technology development and are payable in annual installments with interest rates of one percent (1%) .


         The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1998 are as follows: 1999, $40,842; 2000, $27,234;
2001, $8,342, 2002, $8,342, 2003 and beyond, $30,609.



(8) LINE OF CREDIT


         In April 1997, the Company entered into a $2 million credit line agreement secured by the personal property of the Company and a subsidiary. Amounts to be advanced thereunder are subject to the lender's discretion at an interest rate approximating the prime rate at the time of advance, and are limited to specific percentages of certain domestic receivables and inventory. To date, no amounts have been borrowed under the credit line.

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

         During the second quarter of 1997, the Company completed its IPO of 2,300,000 shares of Common Stock (including the exercise of the underwriters' over-allotment of 300,000 shares) at $10.50 per share. Upon consummation of the IPO, the 2,000,000 shares of Series A Preferred outstanding automatically converted into 1,052,638 shares of common stock on a 1 for 1.9 basis. An additional 245,065 shares of Common Stock were issued upon the exercise of all outstanding warrants. The net proceeds of the IPO, after underwriting discounts and costs in connection with the sale and distribution of the securities and the exercise of the warrants, were approximately $21.7 million.

         During the fourth quarter of 1998, the Company's board of directors announced a buy-back program to repurchase its common stock from time to time. During 1998, the Company repurchased 20,500 shares for a purchase price of $128,198.

(10) COMMITMENTS UNDER OPERATING LEASES

         The Company leases offices and laboratory facilities, equipment, and vehicles under various non-cancelable operating lease arrangements. Future minimum rental commitments required by such leases are as follows:



Year ending December 31:

              1999                                                               513,847
              2000                                                               514,977
              2001                                                               485,768
              2002                                                               471,241
              2003                                                               348,107


          Rental expense for the years ended December 31, 1996, 1997 and 1998 aggregated $98,755, $202,624 and $454,702, respectively.


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

         At December 31, 1998, there were 353,556 additional shares available for grant under the 1996 Option Plan. The per share weighted-average fair value of stock options granted in 1996, 1997 and 1998 was $5.86, $16.66 and $12.43 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:


                                                            1996                       1997                       1998
                                                            ----                       ----                       ----

Risk-free interest rate                                     6.50%                       6.22%                      5.30%
Expected life of option in years                           10                          10                         10
Expected dividend yield                                     -                           -                          -
Volatility of stock price                                   -                          43.5%                      84.7%


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


                                                        1996                1997                1998
                                                        ----                ----                ----

Net income (loss):
         As reported                                $(4,992,275)          2,158,363            1,261,345
         Pro forma                                   (5,074,269)          1,704,353              913,106

Basic earning (loss) per common share
          As reported                                  (0.89)              0.28                 0.14
          Pro forma                                    (0.90)              0.22                 0.10

Diluted earnings (loss) per common share:
          As reported                                  (0.89)              0.25                  0.14
          Pro forma                                    (0.90)              0.20                  0.10


         Since no stock  options or warrants  were  granted  prior to January 1,
1995,   the  pro  forma  net  loss  reflects  the  full  impact  of  calculating compensation cost for stock options under SFAS No. 123.

         A summary of activity under the 1996 Option Plan from January 1, 1996 to December 31, 1998 is as follows:


                                                                                  RANGE OF EXERCISE
                                                            SHARES                 PRICES PER SHARE



Balance, December 31, 1995                                   277,009             $          0.9025
  Granted.....................................               147,373                     4.75-9.50
                                                             -------                     ---------

Balance, December 31, 1996....................               424,382                   0.9025-9.50
  Granted.....................................               235,400                   16.00-25.00
  Exercised...................................                  (685)                         4.75
  Forfeited...................................                (8,529)                    4.75-9.50
                                                           ----------               --------------

Balance, December 31, 1997....................               650,568                  0.9025-25.00
  Granted.....................................                91,350                     6.38 -22.00
  Exercised...................................                (5,264)                      4.75 -9.50
  Forfeited...................................              (240,210)                     4.75-25.00
                                                         ------------            -------------------

Balance, December 31, 1998....................               496,444             $    0.9025-22.00
                                                             -------             -----------------

Shares exercisable at December 31, 1998                      293,481             $    0.9025-16.00
                                                             -------             -----------------


         The  following  table  summarizes   information   about  stock  options
outstanding under the 1996 Option Plan at December 31, 1998:


                                        Options Outstanding                                    Options Exercisable
                      ---------------------------------------------------------    --------------------------------------------

                                              Weighted
      Range of                                Average            Weighted                                       Weighted
      Exercise             Number            Remaining            Average                                       Average
       Prices            Outstanding        Contractual          Exercise                 Number                Exercise
                                            Life (Years)           Price                Exercisable              Price

      $ 0.9025             277,009              5.9             $  0.9025                221,608              $   0.9025
     4.75-9.50             123,685              7.7                7.65                   70,793                  7.33
       16.00                 5,400              8.4               16.00                    1,080                 16.00
     6.38-22.00             90,350              9.8               15.52                       --                 --
                            ------                                                       -------

    $.9025-22.00           496,444              8.3             $  5.42                  293,481              $   2.60
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

         On September 2, 1996, the Company granted various employees options to acquire 58,686 shares of common stock at $4.75 per share, the deemed fair value at the date of grant as determined by the Board of Directors. A total of 43,109 shares vested as of December 31, 1998 and the balance substantially vest 20% per year on each of the next three years at December 31. As of December 31, 1998, 17,897 of these granted options have been forfeited or exercised.

         On November 24, 1996, the Company granted various employees options to acquire 88,686 shares of common stock at $9.50 per share, the deemed fair value at the grant date as determined by the Board of Directors. A grant of options covering 65,790 shares vests as follows: 15,790 on each of the first and second anniversaries of the date of grant, 13,158 on the third anniversary of the date of grant, and 10,526 on the fourth and fifth anniversaries of the date of grant. The remaining options covering 22,896 shares vest 20% per year on each of the next five anniversaries of the date of grant. As of December 31, 1998, 5,790 of these granted options have been forfeited or exercised.

         During 1997, the Company granted various employees options to acquire 235,400 shares of common stock at prices ranging from $16.00 to $25.00 per share, the fair market value on the grant date. As of December 31, 1998, 230,000 of these granted options have been forfeited.

         During 1998, the Company granted various employees options to acquire 91,350 shares of common stock at prices ranging from $6.38 to $22.00 per share, the fair market value on the grant date. . As of December 31, 1998, 1,000 of these granted options have been forfeited.


(12) INCOME TAXES

         At December 31, 1998, the Company and its subsidiaries had available U.S. federal net operating loss carryforwards ("NOL") of approximately
$2,100,000 and U.S. state net operating loss carryforward of approximately $1,000,000 for income tax reporting purposes, which are available to offset future federal and state taxable income, if any, through 2018 and 2008, respectively.

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

         Income tax expense attributable to the income before provision for taxes was $758,344 and $741,416 for the years ended December 31, 1997 and 1998, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income (loss) as a result of the following:


                                                                                 1997                     1998
                                                                                 ----                     ----

Computed "expected" tax (benefit) expense                                   $ 1,020,847                    700,966
Increase (reduction) in income taxes
  resulting from:
     Difference in the foreign tax rates........................               (245,454)                  (303,800)
     Net change in the valuation allowance for
       deferred tax assets......................................               (146,804)                   218,936
     Permanent items............................................                 70,000                    106,831
     Other, net.................................................                 59,755                     18,483
                                                                               --------                     ------

Income tax expense                                                          $   758,344                    741,416
                                                                            ===========                    =======



         The income tax expense for the years ended December 31, 1996, 1997 and 1998 relate to the foreign operations of the Company. There were no federal or state income taxes in the United States for the years ended December 31, 1996, 1997 and 1998 due to the operating losses in such jurisdictions. Income tax expense consisted of the following:


                                                                1996            1997                   1998

         Current provision                                    $ 208,390        1,113,344             1,215,200
         Deferred benefit                                             -         (355,000)             (473,784)
                                                          -------------       ----------         -------------

         Total income tax expense                             $  208,390         758,344               741,416
                                                          ==============      ===========        =============


         The tax effects of temporary differences that give rise to significant portions of the Federal, foreign and state deferred tax assets at December 31, 1997 and 1998 are presented below:


                                                                                     1997                 1998
                                                                                     ----                 ----
  Deferred tax assets:
       Net operating loss carryforwards..............................          $    328,686              473,624
       Research and development costs................................               109,890              109,890
       Deferred intercompany profit..................................               769,910            1,234,430
                                                                                         --
       Recognition of accrued expenses or reserves for
         financial statement reporting purposes but not for
         income tax reporting purposes...............................               315,815              429,501
                                                                                 ----------              -------

       Total gross deferred tax assets...............................             1,524,301            2,247,445
  Deferred tax liability:
       Depreciation expense                                                            --                (30,424)
                                                                                       --               --------
  expense.........................................................                1,524,301            2,217,021
       Total net deferred tax assets

       Less valuation allowance......................................            (1,169,301)          (1,388,237)
                                                                                 -----------          -----------

  Net deferred tax assets............................................          $    355,000              828,784
                                                                                 ==========             =========

         Realization of net deferred tax assets is dependent on future earnings, which are uncertain. Accordingly, a valuation allowance was recorded by the Company against certain assets at December 31, 1997 and 1998. The total valuation allowance decreased by $146,804, and increased by $218,936 for the years ended December 31, 1997 and 1998, respectively.

(13) LICENSE AND GRANT REVENUE

         In May 1995, the Company entered into an exclusive license agreement with Ethicon GmbH (a wholly-owned subsidiary of Johnson & Johnson) to market a product based on the Company's patents for bioresorbable membranes. As part of this agreement, Ethicon GmbH paid the Company a nonrefundable license fee and milestone revenue of $201,287 for the year ended December 31, 1996. The license agreement requires Ethicon GmbH to pay royalties based upon net sales of these products. This license agreement terminates upon the later of the expiration of all of the Company's patent rights covering its membrane technology or 20 years. Royalties relating to this agreement for the year ended December 31, 1997 and 1998 were insignificant.

         In addition, the Company has applied for grants from the Finnish government to conduct research on resorbable polymers. The revenue from such grants was $143,916, $241,685 and $417,507 for the years ended December 31, 1996, 1997 and 1998, respectively. In connection with such grants, the Company typically commits to perform research projects and to report on the status of, and the conclusions drawn from, its projects.

(14) SEGMENT AND RELATED INFORMATION

The Company adopted SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information, in 1998. The Company believes that all of its material operations are part of the medical device industry, with similar purpose, production processes, markets, and regulatory requirements, and it currently reports as a single industry segment.

To date, the Company manufactures its products solely in its facility in Finland. The Company sells products in the U.S. through a hybrid sales force comprised of managed network of independent sales agents and direct sales representatives managed from its U.S. headquarters and sells products internationally through a network of independent distributors and dealers managed from the Company's facility in Finland. Approximately 68%, 85% and 80% of the Company's revenue from external customers in 1996, 1997 and 1998, respectively was generated in the US. The remaining external revenue was generated in foreign countries concentrated in Europe and Asia. Of the remaining 20% of 1998 external revenue, no one particular country accounted for revenues greater than approximately of 8% of total revenue. Information regarding the Company's product sales, net income (loss) and identifiable assets by geographic area is set forth below:


                                                     UNITED
                                                     STATES          INTERNATIONAL        ELIMINATIONS        CONSOLIDATED

Year ended December 31, 1996 Product sales:
  Customers...............................        $  3,412,204     $  1,621,748         $        --           $ 5,033,952
  Intercompany............................                    --      3,506,864           (3,506,864)                   --
                                                 ---------------      ---------           -----------         ------------
Total product sales                                  3,412,204        5,128,612           (3,506,864)            5,033,952
Net loss..................................          (2,269,215)      (1,476,516)          (1,246,544)           (4,992,275)
Identifiable assets.......................           5,061,627        8,468,315           (4,160,193)            9,369,749

Year ended December 31, 1997 Product sales:
  Customers...............................        $ 13,449,891     $  2,322,783         $       --            $ 15,772,674
  Intercompany............................                            7,072,314           (7,072,314)                  --
                                                 ---------------      ---------           -----------      ---------------
                                                            --
Total product sales                                 13,449,891        9,395,097           (7,072,314)           15,772,674
Net income (loss).........................            (615,759)       3,674,368             (900,246)            2,158,363
Identifiable assets.......................          33,670,471        6,849,627           (6,979,117)           33,540,981

Year ended December 31, 1998 Product sales:
  Customers...............................         $16,480,164      $ 4,202,801         $       --             $20,682,965
  Intercompany............................             438,806       11,599,940          (12,038,746)                   --
                                                 -------------       ----------          ------------      ---------------
Total product sales                                 16,918,970       15,802,741          (12,038,746)           20,682,965
Net income (loss).........................          (1,153,412)       3,666,429           (1,251,672)            1,261,345
Identifiable assets.......................          31,383,328       13,301,995           (8,210,060)           36,475,264


Sales from the subsidiary in Finland to the parent company are based upon profit margins which represent competitive pricing of similar products.

No single customer accounted for more than 5% of consolidated revenue in 1996, 1997 and 1998.

                                    PART III

Item 10.  Directors of the Registrant

          The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 1999 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 11.  Executive Compensation

         The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 1999 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 1999 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 13.  Certain Relationships and Related Transactions

         The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 1999 annual meeting of shareholders that is responsive to the information required with respect to this Item.

                                                      PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) See Item 8 for a list of financial statement information presented herein.

         (b) The following financial statement schedule is filed as part of this Annual Report.

            Description                                                   Page


      Schedule II  - Valuation and Qualifying Accounts                     S-1

All other schedules have been omitted because they are not applicable or the required information is included in the registrant's Consolidated Financial Statements or the notes thereto.

         (c) The following exhibits are incorporated by reference herein or annexed to this Annual Report on Form 10-K:

   3.1        Restated Certificate of Incorporation of the Registrant. (1)
   3.2        Bylaws of the Registrant. (1)
   4.1        Specimen Common Stock Certificate. (1)
  10.1        Reorganization Agreement dated as of September 5, 1996. (1)
  10.2        Registrant's 1996 Stock Option/Stock Issuance Plan. (1)
  10.3 Form of Amended and Restated Employment Agreement between the Registrant and David W. Anderson. (1)
  10.4 Form of Employment Agreement between the Registrant's Subsidiary and Pertti Tormala, as amended. (1)
  10.5        Form of Proprietary Information and Inventions Agreement. (1)
  10.6 Investors' Rights Agreement, dated as of September 6, 1996, between the Registrant and certain holders of the Registrant's securities. (1)
  10.7 Stock Purchase Agreement between the Registrant and purchasers of the Company's Preferred Stock and Warrants. (1)
  10.8*       License Agreement between the Registrant's Subsidiary and Saul
              N. Schreiber. (1)
  10.9* License Agreement among the Registrant's Subsidiary, Pertti Tormala, Markku Tamminmaki and Menifix I/S. (1)
 10.10* Licensing, Manufacturing and Distribution Agreement among the Registrant's Subsidiary, Pertti Tormala and various Danish and Finnish inventors. (1)
 10.11 Shareholders' Agreement among Bionix, B.V. and certain shareholders of the Company. (1)
 10.12        Headquarters Lease. (1)
 10.13        Security Agreements and Secured Promissory Note. (1)
 10.14        Form of Employment Agreement between the Registrant and Michael J.
              O'Brien. (2)
 21.1         List of Subsidiaries. (1)
 23.1         Consent of KPMG  LLP.
 24.1         Power of Attorney.
 27.1         Financial Data Schedule.
 99.1         Information Regarding Forward-Looking Statements


----------------------
(1) Incorporated by reference to the applicable exhibit set forth in the Registrant's Registration Statement on Form S-1 initially filed with the Commission on February 26, 1997 (No. 333-22359).

(2) Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. * Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions of this exhibit have been separately filed with the Securities and Exchange Commission.

         (d) During the quarter ended December 31, 1998, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this ____ day of March, 1999.


                                                     BIONX IMPLANTS, INC.


                                                     By:/s/David W. Anderson
                                                        ___________________
                                                         David W. Anderson
                                                         (President and Chief
                                                         Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

      Signature                        Title                          Date

/S/____________________
   David W. Anderson          President, Chief Executive
                              Officer and  Director (Principal
                              Executive Officer)                 March __, 1999


/S/____________________
  David J. Bershad            Director                           March __, 1999


/S/____________________
   Anthony J. Dimun           Director                           March __, 1999


/S/____________________
   David H. MacCallum         Director                           March __, 1999


/S/____________________
   Pertti Tormala             Director                           March __, 1999


/S/____________________
   Terry D. Wall              Director                           March __, 1999


/S/____________________
   Michael J. O'Brien         Chief Financial and
                               Accounting Officer               March __, 1999


*By:_______________________
    David W. Anderson
    Attorney-in-Fact



                      Bionx Implants, Inc. and Subsidiaries

                        Valuation and Qualifying Accounts

                   For the Three Years Ended December 31, 1998

                               Charged                              Charged                        Charged
                    Balance      to                    Balance      to                   Balance      at                 Balance
                      at      Costs and                  at        Costs and               at      Costs and                at
Classifications     12/31/95  Expenses    Deductions   12/31/96   Expenses  Deductions  12/31/97   Expenses  Deductions  12/31/98

Inventory
   Reserves....    $161,021     119,325       -         280,346    384,979       -       665,325   310,000        -      975,325
                   ----------  ---------  ---------    --------    -------  ---------   -------    -------   --------   ---------
Accounts
Receivable
    Reserves....   $   -         97,325          -       97,325     31,035    17,653)    110,707    70,205     (38,029)  142,883
                   ----------  ---------    ---------   --------   -------  ----------  ---------   ------    ---------  -------


                                  EXHIBIT INDEX

Exhibit
Number                         Description

23.1                     Consent of KPMG  LLP

24.1                     Power of Attorney

27.1                     Financial Data Schedule

99.1                     Information Regarding Forward-Looking Statements