Form 10-K/A
period 1998-12-31
BIONX IMPLANTS INC
filed 1999-04-30
CIK 1030418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-K/A

                     (Amendment No. 1, amending Items 10-13)

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

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

                    Common Stock, par value $.0019 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such reporting requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of voting stock held by non-affiliates as of February 5, 1999 was approximately $27,259,060.

     Number of shares  of Common  Stock  outstanding  as of  February  5,  1998:

8,901,576

     Documents incorporated by reference: None

                                    PART III

Item 10.  Directors of the Registrant

     The Bionx Implants, Inc. (the "Company") Restated Certificate of Incorporation provides that the Company's Board of Directors shall be divided into three classes. Each class currently has two members who serve for a period of three years on a staggered term basis. The following information contains the current and past five years' business experience, certain other directorships and age of each current director. Except where otherwise indicated, the directors have held the occupational positions noted for at least the past five years.

     Directors Whose Term Expires at the 1999 Annual Meeting:

o David J. Bershad: Senior Partner, Milberg Weiss Bershad Hynes & Lerach (law firm). Director of Vital Signs, Inc. ("Vital Signs"). Director of the Company since 1995. Age: 59.

o Pertti Tormala: Executive Vice President, Research and Development of the Company (1995 to the present); Chief Executive Officer (and co-founder) of the Company's foreign subsidiaries (prior years). Director of the Company since 1995. Age: 53.

     Directors Whose Term Expires at the 2000 Annual Meeting:

o Anthony J. Dimun: Executive Vice President and Chief Financial Officer of Vital Signs (manufacturer of disposable anesthesia and respiratory devices). Director of EchoCath, Inc. and Vital Signs. Director of the Company since 1995. Age: 55.

o David H. MacCallum: Executive Vice President, Head of Healthcare, ING Baring Furman Selz, LLC (investment banking firm) (April 1998 to the present); Managing Director for Life Sciences Investment Banking, UBS Securities LLC (investment banking firm) (1994 to March 1998); Co-Head, Investment Banking, Hambrecht & Quist LLC (1983-1994) (investment banking firm). Director Minimed Inc. Director since 1995. Age: 61.

     Directors Whose Term Expires at the 2001 Annual Meeting:

o David W. Anderson: President and Chief Executive Officer of the Company (1995 to April 1999); President and Chief Executive Officer, Kensey Nash Corporation (developer of cardiology products) (1992 to 1994). Director of the Company since 1995. Age: 46.

o Terry D. Wall: Chairman of the Board of the Company (1995 to the present); President and Chief Executive Officer of Vital Signs. Director of Vital Signs and Exogen, Inc. Director of the Company since 1995. Age: 57.

     Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors to file initial reports of beneficial ownership and reports of changes of beneficial ownership of the Company's Common Stock with the SEC. Executive officers and directors are required to furnish the Company with copies of all Section 16(a) reports that they file. Based upon a review of these filings and other documentation, the Company notes that (i) Stephen A. Lubischer and Gregory S. Jones failed to timely report the purchase of 1,000 and 2,000 shares, respectively, during September 1998, (ii) Michael F. Matz failed to timely report the sale of 3,000 shares in December 1998, (iii) Michael F. Matz, Gerard Carlozzi and James Hogan failed to timely file an initial report of beneficial ownership upon becoming officers of the Company in September 1997, November 1998, and November 1998, respectively, and (iv) Michael
J. O'Brien and Steven A. Lubischer each failed to timely report the grant of options to purchase 5,000 shares of Common Stock in July 1998. Such late filings were inadvertent. Filings were made promptly after the deficiencies were noticed.


Item 11.  Executive Compensation

     Summary of Cash and Certain Other Compensation

     The following table and accompanying footnotes set forth certain summary information relating to the three years ended December 31, 1998, with respect to the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers (collectively, the "Named Executive Officers") during 1998:



                                                                                               Long-Term
                                                                                              Compensation
                                               Annual Compensation                               Awards
                              -------------------------------------------------------      -------------------
                                                                                               Securities
     Name and Principal                                Bonus        Other Annual               Underlying             All Other
          Position              Year     Salary($)      ($)       Compensation (1)          Options/SARs (#)        Compensation
          --------              ----     ---------      ---       ----------------          ----------------        ------------
                                                                                                                       ($)(2)

David W. Anderson               1998      180,000          -            6,000                          -               20,000
President and Chief             1997      160,000     50,000            6,000                          -               17,316
Executive Officer               1996      151,600     40,000                -                          -                7,708

Stephen Lubischer (3) Vice      1998      120,000          -            6,000                   5,000(5)               13,580
President, U.S. Sales           1997      107,500     32,000            6,000                          -               11,740
                                1996       74,622     35,000                -                     52,632                7,462

Michael J. O'Brien (4), Vice    1998      120,000          -            6,000                   5,000(5)               13,580
President, Finance and          1997      110,000     48,250              500                          -               10,368
Administration and  Chief       1996        9,167          -                -                     65,790                  917
Financial Officer

Michael F. Matz (6), Vice       1998      120,000     20,000            6,000                          -               13,580
President - Sales               1997       40,000      6,666            4,000                          -                    -
Craniofacial Division           1996            -          -                -                          -                    -

Pertti Tormala, Executive       1998      119,814          -            8,615                          -                    -
Vice President, Research and    1997      118,070     22,000            9,423                          -             68,650(7)
Development                     1996       84,680          -                -                          -             26,400(7)

--------------

(1)  Represents car allowances.

(2) For 1998, for Messrs. Anderson, Lubischer, O'Brien and Matz, represents (a) amounts paid on behalf of the Named Executive Officer for various employee benefits selected by such individual pursuant to a cafeteria plan (Mr.
     Anderson:  $18,000; Mr. Lubischer:  $12,000; Mr. O'Brien:  $12,000; and Mr.
     Matz: $12,000) and (b) employer contributions to the Company's 401(k) plan (Mr. Anderson: $2,000; Mr. Lubischer: $1,580; Mr. O'Brien: $1,580; and Mr.
     Matz: $1,580) .

(3)  Mr. Lubischer joined the Company in April 1996.

(4)  Mr. O'Brien joined the Company in November 1996.

(5) In July 1998, both Mr. O'Brien and Mr. Lubischer were granted options covering 5,000 shares of Common Stock, vesting ratably over a five-year period.

(6)  Mr. Matz joined the Company in September 1997.

(7) Represents royalty payments to Professor Tormala under a superseded employment agreement with respect to 1996 product sales.

     Stock Option Information

     The following table sets forth certain information concerning stock options granted during the year ended December 31, 1998 to the Named Executive Officers. In accordance with the rules of the SEC, the following table also sets forth the potential realizable value over the term of the options (the period from the grant date to the expiration date) based on assumed rates of stock price appreciation of 5% and 10% compounded annually. These amounts do not represent the Company's estimate of future stock price performance. Actual realizable values, if any, of stock options will depend on the future stock performance of the Common Stock. No stock appreciation rights were granted during the fiscal year ended December 31, 1998.


                             Option Grants in the Fiscal Year Ended December 31, 1998

                               Number of        Percent of                                        Potential Realizable
                              Securities       Total Options   Exercise Price                    Value at Assumed Annual
                              Underlying        Granted to        per Share                       Rates of Stock Price
                                Options        Employees in     ($/Share)(2)      Expiration    Appreciation for Option
          Name               Granted(#)(1)         1998                              Date                Term(3)
          ----               -------------         ----                              ----                -------
                                                                                                         5%
                                                                                                10%

Stephen A. Lubischer             5,000             5.5%            $15.50          7/30/08        $126,239      $201,015

Michael J. O'Brien               5,000             5.5%            $15.50          7/30/08        $126,239      $201,015


----------------------------
(1) These options were granted under the Company's Stock Option/Stock Issuance Plan. For information regarding the vesting of these options, see the notes to the Summary Compensation Table.

(2) The exercise price per share of the options was equal to the fair market value of the Common Stock on the date of grant as determined by the Board.

(3) The potential realizable value is calculated based on the term of the option at the date of grant (10 years). It is calculated assuming that the fair market value of the Company's Common Stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the options and that the options are exercised and sold on the last day of their term for the appreciated stock price.

     No stock options or stock appreciation rights were exercised by the Named Executive Officers during 1998 and no stock appreciation rights were outstanding as of December 31, 1998. The following table sets forth certain information with respect to the value of stock options held by the Named Executive Officers as of December 31, 1998.



                                          Fiscal Year End Options Values

                                                  Number of Securities                         Value of Unexercised
                                                 Underlying Unexercised                            In-the-Money
                                                       Options at                                   Options at
                                                  December 31, 1998(#)                       December 31, 1998(1)($)
                                            Exercisable         Unexercisable            Exercisable        Unexercisable

David W. Anderson                               221,608            55,401                 1,683,667            420,909
Stephen A. Lubischer                             36,844            20,788                   118,425             29,601
Michael J. O'Brien                               31,578            39,212                     -                   -

--------------

(1) Based on a value equal to the closing sale price of the Common Stock on December 31, 1998, minus the per share exercise price, multiplied by the number of shares underlying the options.

     Director Compensation

     The Company has not yet commenced paying cash fees to directors in connection with their service on the Board of Directors or on committees of the Board. The Company does grant stock options to non-employee directors under its Stock Option/Stock Issuance Plan.

     Employment Agreements

     The Company previously entered into an employment agreement with David W. Anderson, its President and Chief Executive Officer until April 1999. The original term of the agreement expired on December 31, 1998, but was automatically renewed for one year. Pursuant to the agreement, Mr. Anderson received minimum annual compensation of $160,000 and is entitled to receive a performance based bonus. Mr. Anderson is also entitled to receive all health insurance benefits generally made available to the Company's employees as well as a monthly car allowance of $500. The agreement further provides that if Mr. Anderson's employment is terminated without cause by the Company after the initial term, Mr. Anderson is entitled to base salary and health insurance benefits continuation for a period of six months after the date of termination. Mr. Anderson stepped down as President of the Company in April 1999.

     The Company has also entered into an employment agreement with Pertti Tormala. The agreement provides for a term expiring in 2002. Pursuant to the agreement, Professor Tormala will receive a minimum base salary of 540,000 FIM (approximately $100,000) and is eligible to receive cash bonuses granted by the Company's Board of Directors. Professor Tormala is also entitled to a car, certain pension benefits and reimbursement of all reasonable travel and entertainment expenses. Under the agreement, all patents, patent applications and other industrial property rights developed by Professor Tormala relating to the Company's research and development activities are the sole property of the Company. The agreement permits Professor Tormala to spend up to 16 hours per month working on a business spun-off from the Company prior to the consummation of its initial public offerings. See Item 13 - "Certain Relationships and Related Transactions."

     The Company has also entered into an employment agreement with Michael J. O'Brien, its Vice President, Finance and Administration and Chief Financial Officer. The term of the agreement will expire on December 1, 1999. Pursuant to the agreement, Mr. O'Brien receives minimum annual compensation of $110,000 and is entitled to receive a bonus. Mr. O'Brien is also entitled to receive all health insurance benefits generally made available to the Company's employees as well as a monthly car allowance of $500. The agreement further provides that if Mr. O'Brien's employment is terminated without cause by the Company prior to the expiration of the initial term, Mr. O'Brien will be entitled to base salary and health insurance benefits continuation for a period of one year after the date of termination.

     Compensation Committee Interlocks and Insider Participation

     The Company's Compensation Committee consists of Terry D. Wall and David J. Bershad. Mr. Wall and Mr. Bershad (as well as Anthony J. Dimun) serve on the Boards of Directors of both the Company and Vital Signs (which latter company does not have a compensation committee). For information regarding transactions between the Company and persons named in this paragraph, see Item 13 "Certain Relationships and Related Transactions."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the beneficial ownership of shares of Common Stock as of January 31, 1999 by (i) the only stockholders of the Company known by management to beneficially own more than 5% of the Company's Common Stock,
(2) the directors of the Company, (iii) the Named Executive Officers and (iv) all directors and executive officers of the Company as a group.




                                                      Shares of
                                              Common Stock Beneficially        ------------------------------------
Beneficial Owner(2)                                  Owned (1)(2)                 Percentage Beneficially Owned

Bionix B.V. (3)                                       2,684,211                                30.1
Terry D. Wall (4)                                     2,570,217                                28.8
The Kaufman Fund, Inc. (5)                              985,000                                11.0
Waddell & Reed Investment
  Management Company (6)                                715,000                                 8.0
David W. Anderson (7)                                   386,772                                 4.2
David J. Bershad (8)                                    395,390                                 4.4
Anthony J. Dimun (9)                                    170,070                                 1.9
Stephen A. Lubischer (10)                                37,844                                 *
David H. MacCallum (11)                                 140,317                                 1.6
Michael J. O'Brien (12)                                  32,578                                 *
Pertti Tormala (13)                                   1,122,037                                12.6
Michael F. Matz                                               0                                 *
All directors  and  executive  officers               5,003,004                                54.3
as a group (13 persons)(14)


--------------

* Represents less than 1% of the outstanding Common Stock.

(1) Applicable percentage ownership is based on 8,922,076 shares of Common Stock outstanding as of January 31, 1999 together with applicable stock options for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Shares of Common Stock subject to stock options currently exercisable, or exercisable within 60 days after January 31, 1999, are deemed outstanding for computing the percentage ownership of the person holding such stock options but are not deemed outstanding for computing the percentage ownership of any other person. Each owner of an equity interest in Bionix B.V. (the "Dutch Company") is deemed to beneficially own a percentage of the shares of the Common Stock owned by the Dutch Company equal to such owner's proportionate equity interest in the Dutch Company.

(2) Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, persons named in the table have sole voting and investment power with respect to all shares of Common Stock and the address of the 5% stockholders is c/o the Company, 1777 Sentry Parkway West, Gwynedd Hall, Suite 400, Blue Bell, Pennsylvania 19422.

(3) Nearly all of the capital stock of the Dutch Company is owned by the former stockholders of the Company's operating subsidiaries. The Board of Directors of the Dutch Company consists of David W. Anderson, David J. Bershad, Anthony J. Dimun, David H. MacCallum, Pertti Tormala, Pertti Viitanen, Michael J. O'Brien and Pentti Rokkanen, all but the last of whom are directors or executive officers of the Company. As of January 31, 1999, Messrs. Anderson, Bershad, Dimun, MacCallum and Wall beneficially owned capital stock of the Dutch Company representing, in the aggregate, approximately 23.5 % of the equity of the Dutch Company's capital stock. As of January 31, 1999, Messrs. Tormala and Viitanen beneficially owned capital stock of the Dutch Company representing, in the aggregate, approximately 47.1% of the equity of the Dutch Company's capital stock. The remaining equity of the Dutch Company's capital stock is allocated among several other Finnish investors.

(4) Mr. Wall's shares include 1,500 shares of Common Stock issuable upon the exercise of vested stock options and 484,421 shares of Common Stock owned by the Dutch Company, representing Mr. Wall's proportionate equity interest in the shares of Common Stock owned by the Dutch Company. Mr. Wall has the right to cause the Dutch Company to transfer such 484,421 shares to him pursuant to an agreement with the Dutch Company. All of Mr. Wall's shares of Common Stock and of the Dutch Company's capital stock are held in an investment partnership which he controls.

(5) The information set forth herein regarding The Kaufman Fund's beneficial ownership is based on a report on Schedule 13G filed by The Kaufman Fund with the SEC on February 2, 1998. The address of The Kaufman Fund is 140
       E. 45th Street, 43rd Floor, Suite 2624, New York, New York 10017.

(6) The information set forth herein regarding Waddell & Reed Investment Management Company's beneficial ownership is based upon a report on
       Schedule 13G filed by it with the SEC on February 12, 1999. The address of Waddell & Reed Investment Management Company is 6300 Lamar Avenue, Overland Park, Kansas 66202.

(7) Mr. Anderson's shares include 221,608 shares of Common Stock issuable upon the exercise of vested stock options and 34,842 shares of Common Stock owned by the Dutch Company, representing Mr. Anderson's proportionate equity interest in the shares of Common Stock owned by the Dutch Company. Mr. Anderson has the right to cause the Dutch Company to transfer such 34,842 shares to him pursuant to an agreement with the Dutch Company. Pursuant to the Company's Stock Option/Stock Issuance Plan, Mr. Anderson has transferred to a trust established for his son vested stock options covering 900 of the aforementioned 277,009 shares.

(8) Mr. Bershad's shares include 1,500 shares of Common Stock issuable upon the exercise of vested stock options and 50,736 shares of Common Stock owned by the Dutch Company, representing Mr. Bershad's proportionate equity interest in the shares of Common Stock owned by the Dutch Company. Mr. Bershad has the right to cause the Dutch Company to transfer such 50,736 shares to him pursuant to an agreement with the Dutch Company. A total of 254,732 of Mr. Bershad's shares of Common Stock and all of Mr. Bershad's shares of the Dutch Company's capital stock are held in an investment partnership which he controls.

(9) Mr. Dimun's shares include 1,500 shares of Common Stock issuable upon the exercise of vested stock options and 34,679 shares of Common Stock owned by the Dutch Company, representing Mr. Dimun's proportionate equity interest in the shares of Common Stock owned by the Dutch Company. Mr. Dimun has the right to cause the Dutch Company to transfer such 34,679 shares to him pursuant to an agreement with the Dutch Company. All of Mr. Dimun's shares of Common Stock and the Dutch Company's capital stock are held in entities which he controls.

(10) Mr. Lubischer's shares include 36,844 shares of Common Stock issuable upon the exercise of vested options.

(11) Mr. MacCallum's shares include 1,500 shares of Common Stock issuable upon the exercise of vested stock options and 26,900 shares of Common Stock owned by the Dutch Company, representing Mr. MacCallum's proportionate equity interest in the shares of Common Stock owned by the Dutch Company. Mr. MacCallum has the right to cause the Dutch Company to transfer such 26,900 shares to him pursuant to an agreement with the Dutch Company. A total of 14,738 of Mr. MacCallum's shares of Common Stock are held in an entity which he controls.

(12) Mr. O'Brien's shares include 31,578 shares of Common Stock issuable upon the exercise of vested stock options.

(13) Represents the proportionate equity interest of Professor Tormala in the shares of Common Stock owned by the Dutch Company. Professor Tormala has the right to cause the Dutch Company to transfer such 1,122,037 shares to him pursuant to an agreement with the Dutch Company. That agreement enables Professor Tormala to direct the voting by the Dutch Company of a specified number of shares of the Company's Common Stock held by the Dutch Company. As of January 31, 1999, that specified number equals 2,052,633, representing Professor Tormala's proportionate equity interest in the 2,684,211 shares of Common Stock owned by the Dutch Company (1,122,037 shares) and the proportionate equity interest of all other Finnish investors in such 2,684,211 shares (930,596 shares). The table above excludes from Professor Tormala's beneficial ownership the 930,596 shares attributable to the equity interests of such other Finnish investors.

(14) Includes 296,030 shares of Common Stock issuable upon the exercise of vested stock options, and 1,899,394 shares of Common Stock owned by the Dutch Company, representing the directors' and executive officers' proportionate equity interest in the 2,684,211 shares of Common Stock owned by the Dutch Company. As of January 31, 1999, the directors and executive officers as a group beneficially own approximately 70.7% of the equity associated with the capital stock of the Dutch Company. The directors and executive officers of the Company as a group have a right to vote all of the 2,684,211 shares of Common Stock owned by the Dutch Company. If all such 2,684,211 shares were deemed to be beneficially owned by the Company's directors and executive officers, such persons as a group would be deemed to be the beneficial owners of 5,786,821 shares of Common Stock, representing 62.8% of the shares outstanding on January 31, 1999.

Item 13.  Certain Relationships and Related Transactions

     Transactions with Interested Persons

     The Company consummated its initial public offering (the "IPO") in April, 1997. Prior to the IPO, Terry Wall, Pertti Tormala and the Company were each one-third equity owners in a business organized to engage in developing, manufacturing and selling polymer-based advanced drug delivery systems (the "Business"). The Company acquired its interest in the Business from an unrelated individual in 1996 in exchange for a payment of $85,000 and did not incur any expenses relating to the Business since that time. During 1997, the Business had no tangible assets and was expected to be in the development stage for a period of at least four years. The Board of Directors of the Company concluded that in light of the substantial expenditures that would be required in order to bring any of the Business' products to market, it was in the best interests of the Company and its stockholders for the Company to forego its development of the Business and to instead spin-off the Business. Accordingly, the Company distributed its interest in the Business to stockholders of record of the Company as of a date prior to the closing of the IPO, pro rata to their ownership interest in the Company prior to the IPO. Professor Tormala's employment agreement with the Company enables him to dedicate certain of his services to the Business but provides he may not work more than 16 hours per month during business hours on matters pertaining to the Business.

     In 1998, Brown Brothers Harriman & Co. loaned $800,000 to Bionix B.V. Bionix B.V. in turn loaned $800,000 to Pertti Tormala, a director of both the Company and Bionix B.V., pursuant to a demand promissory note. As security for the loan, Professor Tormala pledged a portion of his Bionix B.V. capital stock.

     During 1998, the Company paid certain administrative expenses on behalf of Bionx B.V. For information regarding the ownership of Bionx B.V., see Item 12 of this Annual Report. The loan amount outstanding was $238,950 as of December 31, 1998, and is payable in 1999.

     As disclosed in the Summary Compensation Table set forth above, the Company was required to make certain royalty payments to Pertti Tormala pursuant to an employment agreement that no longer remains in effect. These royalty payments (totaling $68,650) were accrued and recorded in 1997 and paid in 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of April, 1999.


                                         BIONX IMPLANTS, INC.


                                         By: Gerard Carlozzi
                                             Gerard Carlozzi
                                             (Acting President)


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 has been signed by the following persons in the capacities and on the dates indicated:

    Signature                         Title                             Date


/s/Gerard Carlozzi
Gerard Carlozzi                     Acting President
                                    (Principal Executive Officer) April 29, 1999


/s/David J. Bershad*
David J. Bershad                    Director                      April 29, 1999


/s/Anthony J. Dimun*
Anthony J. Dimun                    Director                      April 29, 1999


/s/David H. MacCallum*
David H. MacCallum                  Director                      April 29, 1999


/s/Pertti Tormala*
Pertti Tormala                      Director                      April 29, 1999


/s/Terry D. Wall*
Terry D. Wall                       Director                      April 29, 1999


/s/Michael J. O'Brien
Michael J. O'Brien                  Chief Financial and
                                    Accounting Officer            April 29, 1999


*By: Michael J. O'Brien
Michael J. O'Brien
Attorney-in-Fact