Form 10-Q
period 1999-03-31
BIONX IMPLANTS INC
filed 1999-05-17
CIK 1030418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly report  pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 1999 or

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

      _____________________________________________________________________
        (Former name, former address and former fiscal year, if changed since last report)

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

     At May 10, 1999, there were 8,895,576 shares of Common Stock, par value $.0019 per share, outstanding.

BIONX IMPLANTS, INC. AND SUBSIDIARIES


INDEX




                                                                      Page

Part I. Financial Information

Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets at December 31, 1998
         and March 31, 1999 (Unaudited)                                   3

         Consolidated Statements of Operations for the Three
         Months Ended March 31, 1998 and 1999 (Unaudited)                 4

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 1998 and 1999 (Unaudited)                        5

         Notes to Consolidated Financial Statements (Unaudited)           6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8


Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds                       13

Item 6. Exhibits and Reports on Form 8-K                                 13

Signatures                                                               14

Exhibits                                                                 15

Item 1. Financial Statements


                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      December 31, 1998 and March 31, 1999
                      (in thousands, except share amounts)

                                                                         December 31,          March 31,
                                                                            1998                  1999
                                                                                     (Unaudited)
Assets:
Current assets:

   Cash and cash equivalents                                               $ 14,213           $ 9,300
   Inventory, net                                                             9,778            11,106
   Trade accounts receivable, net of
      allowance of $142 and $238 as of December 31,
      1998 and March 31, 1999                                                 4,643             4,273
   Grants receivable                                                            189               490
   Related party receivables                                                    239               252
   Prepaid expenses and other current assets                                    726               403
   Deferred tax assets                                                          829               829
                                                                             ------            ------

Total current assets                                                         30,617            26,653
Investments                                                                      87                87
Plant and equipment, net                                                      2,561             3,195
Goodwill and intangibles, net                                                 3,684             4,024

          Total assets                                                     $ 36,949            33,959
                                                                             ======            =======

Liabilities and Stockholders" Equity
Current Liabilities:
    Trade accounts payable                                                  $ 4,176             2,192
     Long-term debt, current portion                                             41                 2
     Current income tax liability                                               578               471
     Accrued and other current liabilities                                    1,839             1,878
                                                                              -----             -----
Total current liabilities                                                     6,634             4,543

Long-term debt                                                                   75                75

Stockholders' equity:
   Preferred stock, par value $0.001 per share
      8,000,000 authorized and none issued                                       -                 -
  Common stock, par value, $0.0019 per share,
    31,600,000 shares authorized,  8,922,076
    and 8,922,076 shares issued and outstanding
    as of December 31, 1998 and March 31, 1999,
    respectively                                                                 17                17
Treasury  stock,  20,500 and 26,500  shares as of December  31,
1998 and  March 31, 1999                                                       (128)             (162)
Additional paid-in capital                                                   35,642            35,642
Accumulated deficit                                                          (4,266)           (5,131)
Foreign currency translation adjustment                                      (1,025)           (1,025)
                                                                             ------            -------
Total stockholders' equity                                                   30,240            29,341
                                                                             ------            ------
          Total liabilities and stockholders' equity                       $ 36,949          $ 33,959
                                                                            =======           =======
   See accompanying notes to the unaudited Consolidated Financial Statements.



                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                    March 31,
                                                                             1998              1999


Revenues:
Product Sales                                                              $4,459             5,107
Grant and license revenues                                                     54               177
                                                                            -----             -----
Total revenues                                                              4,513             5,284
                                                                            -----             -----
Cost of goods sold                                                            969             1,348
                                                                            -----             -----
Gross profit                                                                3,544             3,936
                                                                            -----             -----
Selling, general and administrative                                         3,018             4,336
Research and development                                                      301               750
                                                                            -----             -----
Total operating expenses                                                    3,319             5,086
                                                                            -----             -----
Operating income (loss)                                                       225            (1,150)


Other income and expense                                                      281               285
                                                                            -----            ------
Income (Loss) before provision for
   income taxes                                                               506              (865)

Provision for income taxes                                                    177                 -
                                                                             ----               ----
Net income (loss)                                                          $  329              (865)
                                                                             ====              =====

Earnings (Loss) per share:
     Basic                                                                 $ 0.04             (0.10)
     Diluted                                                               $ 0.04             (0.10)


Shares used in computing earnings (loss) per share:
     Basic                                                                  8,922             8,899
     Diluted                                                                9,278             8,899

   See accompanying notes to the unaudited Consolidated Financial Statements.



                                       BIONX IMPLANTS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (in thousands)
                                                                                 Three Months Ended
                                                                                     March 31,
                                                                           -------------------------------
                                                                                1998                1999

Cash flows from operating activities:

Net income (loss)                                                             $  329                (865)
Adjustments to reconcile net income
     to net cash (used in) provided by (loss) operating activities:
Depreciation and amortization                                                    109                 152
Change in assets and liabilities:
(Increase) in inventory, net                                                    (390)             (1,328)
(Increase) decrease in trade accounts receivable, net                           (128)                370
(Increase) decrease in grants receivable                                          68                (301)
(Increase) in related party receivables                                           -                  (13)
Increase (decrease) in prepaid expense and other current assets                 (162)                323
Increase (decrease) in trade accounts payable                                    125              (1,984)
(Decrease) in current income tax liability                                      (407)               (107)
Increase in accrued and other current liabilities                                 68                  39
                                                                               -----              -------
                                                                                (717)             (2,849)
                                                                               -----              -------

Net cash (used in) operating activities                                         (388)             (3,714)
                                                                               ------              ------
Cash flows from investing activities
            Purchase of plant and equipment                                     (490)               (748)
            Purchase of intangible assets                                        -                  (378)
                                                                               ------               -----

Net cash used in investing activities                                          (490)              (1,126)
                                                                               ------              ------
Cash flows from financing activities:
             Repayment of long-term debt                                         -                   (39)
             Proceeds from exercise of employee stock options                    26                    -
             Purchase of treasury shares                                         -                   (34)

Net cash provided by (used in) financing activities                              26                  (73)


Net decrease in cash and cash equivalents                                      (852)              (4,913)
Cash and cash equivalents at beginning of period                             22,632               14,213
Cash and cash equivalents at end of period                                 $ 21,780              $ 9,300
                                                                            =======               ======
Supplementary cashflow information:

Cash paid for taxes                                                             584                  155

   See accompanying notes to the unaudited Consolidated Financial Statements.

                     BIONX IMPLANTS, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (Unaudited)

1.   Basis of Presentation

     The accompanying financial statements have been prepared by Bionx Implants, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 1998 and March 31, 1999, and the Company's consolidated results of operations and cash flows for the three months ended March 31, 1998 and 1999, have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the SEC. The consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998 and notes thereto included in the Company's Annual Report on Form 10-K (SEC file no. 0-22401) filed with the SEC. The results of operations and the cash flows for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

2.   Inventory

     Inventory consists of the following components (000's):


                                                     December 31,     March 31,
                                                        1998            1999

   Raw materials                                       $1,782          $1,883
   Finished goods - Implants                            2,570           2,288
   Instruments                                          2,457           4,066
   Instruments on consignment                           3,944           4,147
                                                       ------          ------
                                                       10,753          12,384

   Inventory Reserve                                     (175)           (175)
   Accumulated amortization
    - consigned instruments                              (800)         (1,103)
                                                       -------         ------
                                                      $ 9,778         $11,106
                                                       ======          ======

3.   Net Income (loss) Per Share

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


     The following table sets forth the calculation of the total number of shares used in the computation of net earnings (loss) per common share for the three months ended March 31, 1998 and 1999 (in thousands):

                                                     1998                  1999

Shares used in computing basic
         earnings per share                         8,920                  8,899

Incremental shares from assumed exercise of
         dilutive options and warrants                358                     -
                                                    -----                  -----
Shares used in computing diluted
         earnings per share                         9,278                  8,899
                                                    =====                  =====

4.   Reporting Comprehensive Income

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. SFAS 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

Comprehensive income (loss) was the same as net income (loss) for the three months ended March 31, 1998 and 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

     Statements regarding future performance in this Quarterly Report on Form 10-Q constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors, including those set forth in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The Company was founded in 1984 to develop certain resorbable polymer implants for orthopaedic uses. The Company had incurred substantial operating losses from its inception through December 31, 1996, with an accumulated deficit of approximately $5.1 million as of March 31, 1999. Such losses resulted principally from expenses associated with the development, patenting and clinical testing of the Company's Self-Reinforcing technologies and resorbable implant designs, preparation of submissions to the U.S. Food and Drug Administration (the "FDA") and foreign regulatory agencies, the development of sales, marketing and distribution channels, the write-off of acquired in-process research and development, and the development of its manufacturing capabilities. Although the Company's revenues have grown significantly in certain recent periods, no assurance can be given that this trend will continue or that revenues of any magnitude will exceed expenses incurred in anticipation of future growth. Accordingly, the Company may incur significant operating losses in the future as it continues its product development efforts, expands its marketing, sales and distribution activities and scales up its manufacturing capabilities. There can be no assurance that the Company will be able to continue to successfully commercialize its products or that continued profitability will be achieved.

     The Company first introduced its polyglycolic acid ("PGA") polymer pins in 1984 and its PGA screws in 1986. In 1987, the Company introduced its first poly-l-lactic acid ("PLLA") polymer products, PLLA pins. PLLA screws were introduced in 1989. Since the introduction of these products, the Company has expanded its PGA and PLLA pin and screw product lines to address additional clinical indications. The Company's PGA membrane product was introduced in 1992, and, in 1995, the Company launched its Meniscus Arrow, PLLA tacks, and PGA and PLLA urology stents. Prior to 1996, the Company derived substantially all of its revenue from sales of its PLLA and PGA screws and pins. A substantial portion of the Company's revenues in more recent periods has resulted from U.S. sales of the Meniscus Arrow, which received FDA clearance in March 1996. To date, all products sold by the Company have been launched first in international markets. During the three months ended March 31, 1998 and 1999 international product sales represented 17% of the Company's total product sales.

     The Company typically sells or consigns implant grade, stainless steel surgical instruments for use with each of its Self-Reinforced, resorbable products. The sale of these instruments result in margins which are typically lower than the margins applicable to the Company's implant products. However, since orthopedic companies operating in the U.S. have traditionally loaned rather than sold instruments to their customers, the Company anticipates that in the future, it will be necessary for the Company to provide an increasing proportion of its instrumentation in the U.S. on a loan basis. In most cases, instrumentation is provided on a consignment basis to customers that commit to a certain purchase level of implant products. The instruments are loaned on the basis of a one year consignment policy. Similar practices are not common in international markets. For financial statement purposes, revenues from the sale of instrumentation systems are included within product sales and costs associated with such systems are included within cost of goods sold. In the case of consigned product, the Company amortizes the cost of the instrumentation over a three to four year period as cost of goods sold. The Company's instrumentation systems are reusable. Accordingly, sales and loans of such systems are likely to be most pronounced in periods shortly after product launches and likely to be less prevalent as penetration of the market increases over the long term.

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

     The Company invoices more than 85% of its consolidated revenues in U.S. Dollars. Approximately 80% of the expenses incurred by the Company are denominated in U.S. Dollars. The remaining portion of revenues and expenses are denominated in European currencies, predominantly Finnish Markka. The Company seeks to manage its foreign currency risk for these other currencies through the purchase of foreign currency options and forward contracts. No assurances can be given that such hedging techniques will protect the Company from exposure resulting from relative changes in the economic strength of the foreign currencies applicable to the Company. Foreign exchange transaction gains and losses can vary significantly from period to period.

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

     Effective January 1, 1998, the functional currency of the Company's foreign subsidiaries was changed from the Finnish Marrka to the U.S. dollar. This change was made because of the development of the Compan's business and the changes, which that development created, in the economic conditions surrounding the Finnish subsidiaries. The Company based its decision to change the functional currency primarily on trends in sales and cash inflows noted in historical financial data through December 1997. In particular, the amount of revenues denominated in U.S. dollars increased from below 50% of total sales in the years prior to 1997 to in excess of 90% of total sales during 1997. In addition, the Company's initial public offering in April 1997 and the introduction of its Meniscus Arrow dramatically altered the dollar cash inflows into the Finnish subsidiaries from approximately 50% throughout 1997 to 93% by the first quarter of 1998. Other gradual changes in the economic factors of the Finnish subsidiaries include changes in the sales prices of the products being manufactured, the sales markets for the products being manufactured, expenses being incurred, sources of financing and intercompany transactions. All of the changes in these economic factors are primarily due to the increased reliance of the foreign subsidiaries on the U.S. marketplace for sales of products being manufactured. It was not until late 1997 when these trends in sales and cash inflows became clearer and stabilized. Based upon these facts and trends, the Company believed that the functional currency of the Finnish operations should be U.S. dollars not Finnish Markka.

Results of Operations

     Product sales. The Company's product sales increased by 15% from $4.5 million during the quarter ended March 31, 1998 to $5.1 million during the quarter ended March 31, 1999. Product sales are comprised of three specific product categories, Meniscus Arrows, Other Implants (screws, pins, plates, tacks, and stents) and Instruments and other product-related revenue.

     Meniscus Arrow revenues worldwide were unchanged at $3.1 million during the first quarters of 1998 and 1999. Meniscus Arrow performance in the U.S. continues to be impacted by competitive pressures in the marketplace.

     Other implant revenues increased by 81% worldwide from $893,000 during the first quarter of 1998 to $1.6 million during the first quarter of 1999. The 1999 product sales increases reflect increased utilization of the Company's managed network of independent sales agents in the U.S. and increased sales of the Company's existing products in international markets.

     Instruments and other product-related revenues declined from $433,000 during the first quarter of 1998 to $390,000, during the first quarter of 1999.

     Grant and License revenues. Grant and license revenues totaled $177,000 for the three months ended March 31, 1999, compared with revenue of $54,000 recorded during the three month period ended March 31, 1998. This increase in revenue is results from two license fees of $105,000 recorded in the first quarter of 1999, which relate to one domestic and one international distribution agreement.

     Gross profit; gross margin. The Company's gross profit increased from $3.5 million during the first quarter of 1998 to $3.9 million during the first quarter of 1999. The increases in the Company's gross profit primarily resulted from the general increase in product sales volume. Overall, the Company's gross margin (including the effects of grant revenue) decreased from 78.5% during the first quarter of 1998 to 74.5% during the first quarter of 1999. The decrease in gross margin in 1999 is attributable to the increasing amortization of the Company's consigned instrumentation.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 44% from $3.0 million during the first quarter of 1998 to $4.3 million during the first quarter of 1999. Such expenses were 68% of product sales during the first quarter of 1998, and 85% of product sales during the first quarter of 1999. Selling, general and administrative expenses consist primarily of distributor commissions paid on product sales in the U.S., patent and license related expenses, costs incurred in connection with the regulatory process, expenses associated with supporting the Company's managed networks of independent sales agents, distributors and dealers and amortization of goodwill and patents associated with the Company's September 1996 reorganization (such amortization and depreciation amounting to approximately $65,000 per quarter and expected to be approximately $255,000 per year through 2017). The increases in the dollar amount of selling, general and administrative expenses were primarily attributable to increased commission payment obligations reflecting the Company's increased product sales in the U.S. and increased expenses associated with establishing and supporting a managed network of independent sales agents, and direct representatives in the U.S. The increase in the percentage relationship of such expenses to product sales for the three month periods described herein reflects certain general and administrative expenses incurred in anticipation of new product launches. Additionally, the Company incurred in the first quarter of 1999, approximately $385,000 in legal fees to initiate three separate patent infringement suits and start up costs associated with the addition of certain direct sales representatives.

     Research and development. Research and development expenses increased by 149% from $301,000 during the first quarter of 1998 to $750,000 during the first quarter of 1999. These increases reflected an increased volume of product development work being performed by the Company and increased staffing levels in this area.

     Other income and expense. In the first quarter of 1999, the Company generated interest income of $132,000, compared to interest income of $281,000 in the comparable period of 1998. Funds obtained from the proceeds of the IPO generated the interest income in both the 1998 and 1999 periods. During the first quarter of 1999, the Company incurred foreign exchange gains of $153,000.

     Income taxes. The Company recorded no tax provision in the first quarter of 1999 compared to a tax provision of $177,000 in the comparable period of 1998. The consolidated operating loss in the first quarter of 1999 was incurred by the U.S. entity. As a result, no corresponding tax benefit was recognized due to the net operating loss position in the U.S.

     Net (loss) income. The Company reported a net loss of ($865,000) or ($.10) per share (diluted) for the first quarter of 1999, as compared with net income of $329,000 or $.04 per share for the comparable period in 1998.

Liquidity and Capital Resources

     In September 1996, the Company completed a private placement of $5.0 million in preferred stock (all of which was converted into Common Stock upon consummation of the Company's Initial Public Offering in April 1997 ("IPO")) and warrants (all of which were exercised during April 1997). The net proceeds were used to repay bank debt, to pay down trade debt, to fund manufacturing and product development efforts and for other working capital purposes. During April 1997, the Company consummated its IPO. In May 1997, the Underwriters exercised in full their over-allotment option granted in connection with the IPO. Net proceeds from the IPO (including the exercise of the over-allotment option) and the exercise of warrants during April 1997 were $21.7 million. In addition, the Company made arrangements for a $2 million credit line, secured by the personal property of the Company. and its Biostent, Inc. subsidiary. Amounts to be advanced thereunder are subject to the lender's discretion and are limited to specific percentages of certain domestic receivables and inventory. To date, no amounts have been borrowed pursuant to this credit facility.

     At December 31, 1998 and March 31, 1999, cash and cash equivalents totaled $14.2 million and $9.3 million, respectively. The decrease in cash and cash equivalents of approximately $4.9 million from December 31, 1998 is attributable to investments of approximately $1.1 million in machinery and equipment and intangibles, as well as a $ 1.3 million increase in inventory levels in anticipation of new product launches and consignment of instrumentation, and a pay down of trade accounts payable of $2.0 million.

     As of March 31, 1999, the Company had working capital of $22.1 million, compared with $24.0 million as of December 31, 1998. Long-term debt (including the current portion) was reduced by $39,000, from the level at the beginning of the year to $77,000 as of March 31, 1999. This debt represents loans obtained from the Finnish government, and carries interest rates ranging from 1 - 3% per annum.

     The Company believes that existing capital resources from its IPO, its September 1996 private placement and its $2.0 million credit line, together with cash flow from operations (if, and to the extent, generated), will be sufficient to fund its operations through 2000. However, the Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of its efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of its products. The Company's operations did not produce positive cash flows during 1994, 1995 and 1996 and 1998. To the extent that funds generated from the Company's operations, together with its existing capital resources (including its credit facility), and the net interest earned thereon, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. The terms of any equity financings may be dilutive to stockholders and the terms of any debt financings may contain restrictive covenants, which limit the Company's ability to pursue certain courses of action. The Company does not have any committed sources of additional financing beyond that described above, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations could be materially and adversely affected.

Year 2000 Compliance

Readiness

     The Company's centralized corporate business and technical information systems have been fully assessed as to year 2000 compliance and functionality. Presently, these systems are nearly complete with respect to required software changes, tests and migration to the production environment. The Company anticipates that internal business and technical information system year 2000 compliance issues will be substantially remedied by the end of the second quarter 1999. This expectation constitutes a Forward-Looking Statement. The Company's non- technical information systems are currently being assessed as to their year 2000 compliance and functionality and this assessment should be completed in the second quarter of 1999.

     The Company has satisfactorily completed the identification and review of computer hardware and software suppliers and is in the process of verifying, reviewing and logging year 2000 preparedness of general business partners, suppliers, vendors, and/or service providers that the Company has identified as critical.

Costs

     The Company incurred costs of approximately $250,000 in fiscal 1998 associated with the purchase of and modifications to the Company's existing systems to make them year 2000 ready. The Company expects to incur costs between $100,000 and $200,000 in fiscal year 1999 for a total project cost of less than $500,000 for year 2000 compliance. Most of these costs relate to the implementation of a new internal business system, which will be depreciated over its estimated life. Any other cost relating to this undertaking will be expensed as incurred. Based on the estimates and information currently available, the Company does not anticipate that the cost associated with year 2000 compliance issues will be material to the Company's consolidated financial position or results of operations.

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

     Anticipated completion of this review is estimated to be accomplished by the end of the second quarter of 1999. Pending the results of the Company's review of the year 2000 preparedness of its critical third parties, the Company will then determine what course of action and contingencies will need to be made, if any.

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds

     The Company's initial public offering was effected pursuant to a registration statement on Form S-1 (No. 333-22359) declared effective by the Securities and Exchange Commission (the "SEC") on April 24, 1997. The offering commenced on April 25, 1997 and terminated after all securities were sold.

     From April 25, 1997 through March 31, 1999, the Company has used the following amounts of the net proceeds from the initial public offering for the following categories enumerated by the SEC:

                                                    Reasonable Estimated Amount
                                                          (in thousands)
     Category

     Construction of plant, building and facilities             $1,933

     Purchase and installation of machinery and equipment        1,652

     Repayment of indebtedness                                     734

     Working capital                                             8,100

     Short term investments (Cash Equivalents)                   9,300

     Other purposes for which at least $100,000 has been used      -

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


Item 6. Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

     No. 27.1 Financial Data Schedule

     (b) The Registrant did not file any Current Reports on Form 8-K during the quarter ended March 31, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BIONX IMPLANTS, INC.





                                       By: /s/Gerard S. Carlozzi
                                           Gerard S. Carlozzi,
                                           Acting President and Chief
                                           Operating Officer



                                       By: /s/ Michael J.  O'Brien
                                           Michael J. O'Brien
                                           Vice President, Chief Financial
                                           Officer and Chief Accounting Officer


Dated: May 15, 1999

                                 EXHIBIT INDEX


Exhibit No.

Exhibit No. 27.1 Financial Data Schedule