Form 10-Q
period 1999-06-30
BIONX IMPLANTS INC
filed 1999-08-19
CIK 1030418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999 or

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

          At August 11, 1999, there were 8,895,576 shares of Common Stock, par value $.0019 per share, outstanding.

BIONX IMPLANTS, INC. AND SUBSIDIARIES

INDEX



                                                                        Page

Part I.  Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at December 31, 1998
             and June 30, 1999 (Unaudited)                                   3

         Consolidated Statements of Operations for the Three and Six
             Months Ended June 30, 1998 and 1999 (Unaudited)                 4

         Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 1998 and 1999 (Unaudited)                        5

         Notes to Consolidated Financial Statements (Unaudited)              6

Item 2.  Management's Discussion and Analysis of Financial                   8
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          13


Part II.  Other Information

Item 2.  Changes in Securities and Use of Proceeds                           14

Item 6.  Exhibits and Reports on Form 8-K                                    14

Signatures                                                                   15

Item 1. Financial Statements

                                       BIONX IMPLANTS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                        December 31, 1998 and June 30, 1999
                                       (in thousands, except share amounts)

                                                                       December 31,      June 30,
                                                                        1998               1999
                                                                       -----------       ---------
                                                                                        (Unaudited)
Assets:
Current assets:

   Cash and cash equivalents                                               $ 14,213           $ 5,641
   Inventory, net                                                             9,778            12,954
   Trade accounts receivable, net of
      allowance of $142 and $513 as of December 31,
      1998 and June 30, 1999                                                  4,643             3,955
   Grants receivable                                                            189               100
   Related parties                                                              239               339
   Prepaid expenses and other current assets                                    726               865
   Deferred tax assets                                                          829             1,554
                                                                             ------            ------

Total current assets                                                         30,617            25,408

Investments                                                                      87                87
Plant and equipment, net                                                      2,561             3,269
Goodwill and intangibles, net                                                 3,684             3,682
                                                                              -----            ------

          Total assets                                                     $ 36,949           $32,446
                                                                           ========           =======


Liabilities and Stockholders' Equity:
Current Liabilities:
     Trade accounts payable                                                 $ 4,176           $ 4,126
     Long-term debt, current portion                                             41                10
     Current income tax liability                                               578               695
     Accrued and other current liabilities                                    1,839             1,783
                                                                              -----             -----


Total current liabilities                                                     6,634             6,614

Long-term debt                                                                   75                50

Stockholders' equity:
   Preferred stock, par value $0.001 per share,
      8,000,000 authorized and none issued                                       -                  -
      Common stock, par value, $0.0019 per share,
    31,600,000 shares authorized,  8,922,076 shares
    issued and outstanding as of December 31, 1998
    and June 30, 1999                                                            17                17
Treasury stock, 20,500 and 26,500 shares as of December 31,
   1998 and June 30, 1999, respectively                                        (128)             (161)
Additional paid-in capital                                                    35,642           35,642
Accumulated deficit                                                           (4,266)          (8,691)
Foreign currency translation adjustment                                       (1,025)          (1,025)
                                                                              -------          -------

Total stockholders' equity                                                    30,240           25,782
                                                                              ------           ------
          Total liabilities and stockholders' equity                        $ 36,949          $32,446
                                                                            ========          =======

   See accompanying notes to the unaudited Consolidated Financial Statements.



                                       BIONX IMPLANTS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (in thousands, except per share data)
                                                    (Unaudited)

                                                                        Three Months Ended                   Six Months Ended
                                                                               June 30,                          June 30,
                                                                        1998          1999                1998              1999
                                                                        ----          ----                ----              ----

Revenues:
Product Sales                                                          $5,057         4,907              9,516            10,014
Grant revenues                                                            108            90                162               267
                                                                       ------         -----              -----            ------

Total revenues                                                          5,165         4,997              9,678            10,281
                                                                        -----         -----              -----            ------

Cost of goods sold                                                      1,074         1,454              2,043             2,802
Special charge related to instrument inventory                              -           929                  -               929
                                                                      --------        -----              -----             ------
Gross profit                                                            4,091         2,614              7,635             6,550
                                                                      --------        -----              -----             -----

Selling, general and administrative                                     3,124         5,049              6,142             8,998
Research and development                                                  630           522                931             1,272
Severance charges                                                           -           275                  -               275
Patent litigation                                                           -           706                  -             1,093
                                                                       --------       -----              -----           -------
Total operating expenses                                                3,754         6,552              7,073            11,638
                                                                       --------       -----              -----           -------

Operating income (loss)                                                   337        (3,938)               562            (5,088)
                                                                       --------      ------              -----           --------


Other income and expense                                                  287           378                568               663
                                                                         ------      ------              -----             ------

Income (loss) before provision for
   income taxes                                                           624        (3,560)             1,130           (4,425)

Provision for income taxes                                                181             -                358              -
                                                                        -----       -------              -----           -------

Net income (loss)                                                       $ 443        (3,560)               772           (4,425)
                                                                        =====       =======              =====           =======


Pro forma earnings (loss) per share:
     Basic                                                             $ 0.05      $ (0.40)             $ 0.09          $ (0.50)
     Diluted                                                             0.05        (0.40)               0.08            (0.50)


Shares used in computing pro forma earnings per share:
     Basic                                                              8,922         8,897              8,922             8,897
     Diluted                                                            9,266         8,897              9,272             8,897


    See accompanying notes to the unaudited Consolidated Financial Statements.



                                       BIONX IMPLANTS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (in thousands)
                                                                                  Six Months Ended
                                                                                      June 30,
                                                                           -------------------------------
                                                                                     1998          1999

Cash flows from operating activities:

Net income (loss)                                                                   $ 772        $(4,425)
Adjustments to reconcile net income (loss)
     to net cash used in by operating activities:
Depreciation and amortization                                                         234             364
Change in assets and liabilities:
(Increase) in inventory, net                                                      (1,718)         (3,176)
Decrease (increase) in trade accounts receivable, net                               (585)             688
Decrease in grants receivable                                                          12              89
(Increase) in related parties                                                        (74)           (100)
(Increase) in prepaid expense and other current assets                              (435)           (139)
(Increase) in deferred tax asset                                                    (252)           (725)
Increase (decrease) in trade accounts payable                                         575            (50)
(Decrease) increase in current income tax liability                                 (424)             117
(Decrease) in accrued and other current liabilities                                  (53)            (56)
                                                                                    -----           -----

                                                                                  (2,720)         (2,988)



Net cash used in operating activities                                             (1,948)         (7,413)
                                                                                  -------         -------

Cash flows from investing activities
            Purchase of plant and equipment                                       (1,096)           (955)
            Purchase of intangible assets                                              -            (114)
                                                                                 --------          -------


Net cash used in investing activities                                             (1,096)         (1,069)
                                                                                 --------         -------

Cash flows from financing activities:
             Proceeds from issuance of  long term debt                                13               -
             Capitalization of patents                                               (61)              -
             Repayment of long-term debt                                               -             (56)
             Proceeds from exercise of employee stock options                         26               -
             Purchase of treasury shares                                               -             (34)
                                                                                ---------         -------

Net cash used in financing activities                                                (22)            (90)



Net decrease in cash and cash equivalents                                         (3,066)         (8,572)
Cash and cash equivalents at beginning of period                                  22,632          14,213
                                                                                ---------        -------
Cash and cash equivalents at end of period                                      $ 19,566         $ 5,641
                                                                                =========        =======

Supplementary cashflow information:
Cash paid for interest                                                          $      1         $     -
Cash paid for taxes                                                             $  1,034         $   155
                                                                                    =====         ======


   See accompanying notes to the unaudited Consolidated Financial Statements.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.        Basis of Presentation

          The accompanying financial statements have been prepared by Bionx Implants, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 1998 and June 30, 1999, and the Company's consolidated results of operations and cash flows for the three and six months ended June 30, 1998 and 1999, have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the SEC. The consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998 and notes thereto included in the Company's Annual Report on Form 10-K (SEC file no. 0-22401) filed with the SEC. The results of operations and the cash flows for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

2.       Inventory

         Inventory consists of the following components (000's):


                                                                          December 31,           June 30,
                                                                              1998                 1999
                                                                          -----------            --------
                        Raw materials/Semi-finished implants                $1,781                 $815
                        Finished goods - implants                            2,570                2,783
                        Instruments                                          2,457                5,921
                        Instruments on consignment                           3,944                6,448
                                                                            ------               ------
                                                                            10,752               15,967

                        Inventory reserve                                    (174)              (1,003)
                        Special instrument inventory charge(a)                 --                 (929)
                        Accumulated amortization
                            - consigned instruments                          (800)              (1,081)
                                                                             -----              -------

                                                                           $ 9,778              $12,954
                                                                           =======              =======


--------------
(a) This special charge of $929,000 was taken in the second quarter of 1999 to reduce the current carrying value of certain of the Company's instrument inventory due to changes in technology and the introduction of new instruments.

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

          The following table sets forth the calculation of the total number of shares used in the computation of net earnings (loss) per common share for the three and six months ended June 30, 1998 and 1999 (in thousands):





                                                                Three Months      Six Months Ended         Three and Six Months
                                                               Ended June 30,         June 30,                Ended June 30,
                                                                    1998                1998                       1999
                                                                    ----                ----                       ----

Shares used in computing basic                                     8,922                8,922                      8,897
  earnings per share

Incremental shares from assumed exercise of                          344                  350                        --
  dilutive options and warrants

Shares used in computing diluted                                   9,266                9,272                      8,897
  earnings per share



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

          Comprehensive income (loss) was the same as net income (loss) for the three and six months ended June 30, 1998 and 1999.

5.        Severance Charges

          During the second quarter of 1999, the Company incurred a one-time severance charge of $275,000. This severance charge relates to the organizational restructuring of the Company, including severance payments to the Company's former chief executive officer, chief financial officer and vice president of sales. A majority of the severance accrual will be paid within the next four months and the remainder will be paid within eight months thereafter.

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

         The Company was founded in 1984 to develop certain resorbable polymer implants for orthopedic uses. The Company had incurred substantial operating losses from its inception through December 31, 1996, with an accumulated deficit of approximately $7.7 million as of December 31, 1996. Such losses resulted principally from expenses associated with the development, patenting and clinical testing of the Company's Self-Reinforcing technologies and resorbable implant designs, preparation of submissions to the U.S. Food and Drug Administration (the "FDA") and foreign regulatory agencies, the development of sales, marketing and distribution channels, the write-off of acquired in-process research and development, and the development of its manufacturing capabilities. As of June 30, 1999, the accumulated deficit was approximately $8.7 million. After recording profitable results for a number of quarters, the Company has again recorded losses in recent periods. The Company may incur significant operating losses in the future as it continues its product development efforts, expands its marketing, sales and distribution activities and scales up its manufacturing capabilities. There can be no assurance that the Company will be able to successfully commercialize its products or that profitability will be achieved.

         The Company first introduced its polyglycolic acid ("PGA") polymer pins in 1984 and its PGA screws in 1986. In 1987, the Company introduced its first poly-l-lactic acid ("PLLA") polymer products, PLLA pins. PLLA screws were introduced in 1989. Since the introduction of these products, the Company has expanded its PGA and PLLA pin and screw product lines to address additional clinical indications. The Company's PGA membrane product was introduced in 1992, and, in 1995, the Company launched its Meniscus Arrow, PLLA tacks, and PGA and PLLA urology stents. Prior to 1996, the Company derived substantially all of its revenue from sales of its PLLA and PGA screws and pins. A substantial portion of the Company's revenues in more recent periods has resulted from U.S. sales of the Meniscus Arrow, which received FDA clearance in March 1996. To date, all products sold by the Company have been launched first in international markets. During the three months ended June 30, 1999, international product sales represented 19% of the Company's total product sales.

         The Company typically sells or consigns implant grade, stainless steel surgical instruments for use with each of its Self-Reinforced, resorbable products. The sale of these instruments results in margins which are typically lower than the margins applicable to the Company's implant products. However, since orthopedic companies operating in the U.S. have traditionally loaned rather than sold instruments to their customers, the Company anticipates that in the future it will be necessary for the Company to provide an increasing proportion of its instrumentation in the U.S. on a loan basis. In most cases instrumentation is provided on a consignment basis to customers that commit to a certain purchase level of implant products. The instruments are loaned on the basis of a one-year consignment policy. Similar practices are not common in international markets. For financial statement purposes, revenues from the sale of instrumentation systems are included within product sales and costs associated with such systems are included within cost of goods sold. In the case of a consigned product, the Company amortizes the cost of the instrumentation over a three to four year period as cost of goods sold. The Company's instrumentation systems are reusable. Accordingly, sales and loans of such systems are likely to be most pronounced in periods shortly after product launches and are likely to be less prevalent as penetration of the market increases over the long term.

         The Company sells its products through managed networks of independent sales agents, direct sales representatives, distributors and dealers. In the U.S., the Company handles all invoicing functions directly and pays commissions to its sales agents or representatives. Outside the U.S., the Company sells its products directly to distributors and dealers at discounts that vary by product and by market. Accordingly, the Company's U.S. sales result in higher gross margins than its international sales. The Company anticipates that during the next few years the relative percentage of its U.S. product sales to total product sales is likely to continue to increase. Since the Company pays commissions on sales made through its U.S. network, an increased percentage of U.S. sales in the future will likely result in an increase in the percentage of selling, general and administrative expenses to total sales. This increase will be partially offset by the higher gross margins received on products sold in the U.S.

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

         During the second quarter of 1999, the Company began to implement initiatives to refocus its business and reallocate critical resources to achieve sales growth, profit improvement and a positive cash flow position. Management initiatives include: development of a management-restructuring plan to add critical resources in areas that will have the greatest impact on sales growth and profit improvement; consolidation of sales efforts for craniofacial and orthopedic products designed to improve sales efficiencies, increase market coverage and reduce the Company's cost of sales; reduction in sales administration to reduce the Company's overall cost of sales; refocus of R&D investments on new product introductions that will provide complementary product offerings for orthopedic and craniofacial products that are planned to be introduced during 1999; consolidation of global inventories to reduce the Company's overall investment in inventories and improve customer service levels; reduction in inventory levels to improve inventory turn rates thereby reducing the Company's cash requirements to support inventory investments; increases in sales and marketing efforts designed to expand sales contributions from markets outside of the US; and the implementation of surgeon educational programs designed to increase surgeon awareness and use of the Company's products. In addition to these initiatives, during the second quarter of 1999, four new patents were issued for the application of the Company's technology for orthopedic indications. During the balance of 1999, the Company will continue to implement these initiatives and refocus its business in an attempt to improve its profitability and operations. No assurances can be given that the Company's initiatives will result in profitable operations.

Results of Operations

         Product sales. The Company's product sales decreased by 3% from $5.1 million during the quarter ended June 30, 1998 to $4.9 million during the quarter ended June 30, 1999, and increased by 5% from $ 9.5 million during the first six months of 1998 to $10.0 million during the first six months of 1999. Product sales are comprised of three specific product categories: Meniscus Arrows; Other Implants (screws, pins, plates, tacks, and stents); and Instruments and other product-related revenue.

         Meniscus Arrow revenues decreased by 18% worldwide from $3.4 million during the second quarter of 1998 to $2.8 million during the second quarter of 1999. Revenues from Meniscus Arrow sales for the first six months of 1999 were

$5.9 million, a 9% decrease over revenues of the comparable period in 1998. Meniscus Arrow performance in the U.S. continues to be impacted by competitive pressures in the marketplace.

         Other implant revenues increased by 88% worldwide from $1.1 million during the second quarter of 1998 to $2.1 million during the second quarter of 1999, and increased by 84% worldwide from $2.0 million during the first six months of 1998 to $ 3.7 million during the first six months of 1999. The 1999 product sales increases reflect increased utilization of the Company's managed network of independent sales agents in the U.S. and increased sales of the Company's existing products in international markets.

         Instruments and other product-related revenues declined from $568,000 during the second quarter of 1998 to $230,000 for the comparable period in 1999 and from $1.0 million during the first six months of 1998 to $440,000 for the comparable period in 1999. The 1999 instrument revenue decreases reflect the result of market penetration that was achieved in 1998.

         Grant and License revenues. Grant and license revenues totaled $90,000 for the three months ended June 30, 1999, compared with revenue of $108,000 recorded during the three-month period ended June 30, 1998. Grant and license revenues increased from $162,000 for the first six months of 1998 to $267,000 for the comparable period in 1999. This revenue is generated primarily from grants obtained from a Finnish government research organization which funds certain research and development projects.

         Gross profit; gross margin. The Company's gross profit decreased from $4.1 million during the second quarter of 1998 to $2.6 million during the second quarter of 1999, and from $7.6 million during the first six months of 1998 to $6.5 million during the first six months of 1999. The decrease in gross profit reflects a special charge of $929,000 taken in the second quarter of 1999 resulting from the reduction in the current carrying value of certain of the Company's instrument inventory due to changes in technology and the introduction of new instruments. Overall, the Company's gross margin (including the effects of grant revenue) decreased from 79% during the second quarter of 1998 to 52% during the second quarter of 1999, and from 79% during the first six months of 1998 to 64% during the comparable period of 1999. The decrease in gross margin in 1999 is primarily attributable to the instrument inventory charge noted above and to the change in the mix of product revenues with lower gross margins. Excluding the instrument inventory charge, the Company's gross margin was 71% during the second quarter of 1999.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by 61% from $3.1 million during the second quarter of 1998 to $5.0 million during the second quarter of 1999, and by 48% from $6.1 million during the first six months of 1998 to $9.0 million during the first six months of 1999. Such expenses were 61% of product sales during the second quarter of 1998, 102% of product sales during the second quarter of 1999, 65% of product sales during the first six months of 1998 and 90% of product sales during the first six months of 1999. Selling, general and administrative expenses consist primarily of distributor commissions paid on product sales in the U.S., patent and license related expenses, costs incurred in connection with the regulatory process, expenses associated with supporting the Company's managed networks of independent sales agents, distributors and dealers and amortization of goodwill and patents associated with the Company's September 1996 reorganization (such amortization and depreciation, amounting to approximately $65,000 per quarter, are expected to be approximately $255,000 per year through 2017). The increases in the dollar amount of selling, general and administrative expenses were primarily attributable to new employee salaries, increased commission payment obligations reflecting the Company's increased product sales in the U.S. and increased expenses associated with establishing and supporting a managed network of independent sales agents in the U.S., and increases in employee benefits, travel and entertainment, marketing and professional expenses. The increase in the percentage relationship of such expenses to product sales for the periods described herein reflects the increased general and administrative expenses incurred in connection with the Company's implementation of new business initiatives related to the restructuring of the Company's operations and organizations, and the anticipation of new product launches.

         Patent litigation. The Company incurred in the second quarter of 1999, $706,000 in legal fees to prosecute (and in one instance settle) three patent infringements suits. The Company has incurred $1.1 million in such legal fees for the first six months of 1999. The Company did not incur substantial patent litigation legal fees in either the second quarter or the first six months of 1998. The patent litigation legal fees incurred during 1999 are part of the Company's efforts to protect and strengthen its proprietary intellectual property position.

         Severance charges. During the second quarter of 1999, the Company incurred a one-time severance charge of $275,000. This severance charge relates to the organizational restructuring of the Company, including severance payments to the Company's former chief executive officer, chief financial officer and vice president of sales. A majority of the severance accrual will be paid within the next four months and the remainder will be paid within eight months thereafter.

         Research and development. Research and development expenses decreased by 17% from $630,000 during the second quarter of 1998 to $522,000 during the second quarter of 1999, and increased by 37% from $931,000 during the first six months of 1998 to $1.3 million during the comparable period in 1999. The decrease in the second quarter of 1999 resulted from increased management controls and project prioritization, while the increase in the first six months of 1999 reflected an increased volume of product development work being performed by the Company and increased staffing levels in this area.

         Other income and expense. In the second quarter of 1999, the Company generated interest income of $378,000, compared to interest income of $287,000 in the comparable period of 1998. For the six month periods, interest income increased from $586,000 to $663,000. Funds obtained from the proceeds of the Company's initial public offering in April 1997 ("IPO") generated the interest income in both the 1998 and 1999 periods.

         Income taxes. The Company recorded no tax provisions for the second quarter or first six months of 1999, compared to tax provisions of $187,000 and $358,000 in the comparable periods of 1998. The consolidated operating loss in the second quarter 1999 was incurred by the U.S. entity. As a result, no corresponding tax benefit was recognized due to the net operating loss position in the U.S.

         Net (loss) income. The Company reported a net loss of ($3.6) million or ($.40) per share (basic and diluted) for the second quarter of 1999, as compared with net income of $443,000 or $.05 per share (basic and diluted) for the second quarter of 1998. The Company reported a net loss of ($4.4) million or ($.50) per share (basic and diluted) for the first six months of 1999, as compared with net income of $772,000 or $.08 per share (diluted) during the first six months of 1998.

         Per Share Calculations. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), effective for fiscal years commencing after December, 1997. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement of all entities with complex capital structures. SFAS 128 also requires a reconciliation of the numerator and denominator of the diluted EPS computation. See note 3 of the Notes to the Consolidated Financial Statements.


Liquidity and Capital Resources

         In September 1996, the Company completed a private placement of $5.0 million in preferred stock (all of which was converted into common stock upon consummation of the Company's IPO in April 1997) and warrants (all of which were exercised during April 1997). The net proceeds were used to repay bank debt, to pay down trade debt, to fund manufacturing and product development efforts and for other working capital purposes. During April 1997, the Company consummated its IPO. In May 1997, the Underwriters exercised in full their over-allotment option granted in connection with the IPO. Net proceeds from the IPO (including the exercise of the over-allotment option) and the exercise of warrants during April 1997 were $21.7 million. In addition, the Company made arrangements for a $2 million credit line (increased recently to $4.0 million), secured by the personal property of the Company and its Biostent, Inc. subsidiary. Amounts to be advanced thereunder are subject to the lender's discretion and are limited to specific percentages of certain domestic receivables and inventory. To date, no amounts have been borrowed pursuant to this credit facility.

         At December 31, 1998 and June 30, 1999, cash and cash equivalents totaled $14.2 million and $5.6 million, respectively. The decrease in cash and cash equivalents of approximately $8.5 million is attributable to loss in net income of $4.4 million, investments of approximately $700,000 in machinery and equipment in the Finnish manufacturing facility and computer systems upgrades, and a $3.2 million increase in inventory levels in anticipation of new product launches and consignment of instrumentation.

         As of June 30, 1999, the Company had working capital of $18.8 million, compared with $24.0 million as of December 31, 1998. Long-term debt (including the current portion) was reduced by $56,000 from the level at the beginning of the year to $60,000 as of June 30, 1999. This debt represents loans obtained from the Finnish government and carries interest rates ranging from 1-3% per annum.

         The Company's liquidity has been weakened substantially during 1999. The Company's liquidity is dependent primarily upon its ability to improve operating results and thereby generate adequate cash flow from operations. Management has taken several steps designed to improve future financial results and reduce the amount of cash used by operations, including (i) developing a management restructuring plan to add critical resources to areas having the greatest impact in sales growth, (ii) consolidating sales efforts to improve sales efficiencies, increase market coverage and reduce the cost of sales, (iii) refocusing research and development investments on new product introductions,
(iv) consolidating and reducing inventory levels, (v) increasing sales and marketing efforts outside the U.S., and (vi) where possible, reducing other operating expenses. However, there can be no assurance that these steps will be successful, and the Company's operations may not provide sufficient internally generated cash flows to meet the Company's projected requirements. The Company's ability to continue to finance its operations will depend on its ability to achieve greater profitability by improving sales and margins, reducing cash outflows and, if necessary, obtaining other sources of funding sufficient to support the Company's operations. No assurances can be given that such funding will be available on satisfactory terms or at all.

         The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including management's ability to reverse recent rends, market acceptance of the Company's existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of its efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of its products. The Company's operations did not produce positive cash flows during 1994, 1995, 1996, 1998 or during the first six months of 1999. To the extent that funds generated from the Company's operations, together with its existing capital resources (including its credit facility), and the net interest earned thereon, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The terms of any equity financing may be dilutive to stockholders and the terms of any debt financing may contain restrictive covenants, which limit the Company's ability to pursue certain courses of action. The Company does not have any committed sources of additional financing beyond that described above, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations could be materially and adversely affected.

Year 2000 Compliance

Readiness

The Company's centralized corporate business and technical information systems have been fully assessed as to year 2000 compliance and functionality. Presently, these systems are nearly complete with respect to required software changes, tests and migration to the production environment. The Company anticipates that internal business and technical information system year 2000 compliance issues will be substantially remedied by the end of the third quarter of 1999. This expectation constitutes a Forward-Looking Statement.

         The Company has satisfactorily completed the identification and review of computer hardware and software suppliers and is in the process of verifying, reviewing and logging year 2000 preparedness of general business partners, suppliers, vendors, and/or service providers that the Company has identified as critical. The Company expects to complete its review of these third parties by the third quarter of 1999.

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

Risks and Contingency Plans

         Considering the substantial progress made to date, the Company does not anticipate delays in finalizing internal year 2000 remediation within the remaining time schedules. There can be no assurances, however, that the Company's internal systems or those of a third party on which the Company relies will be year 2000 compliant by the year 2000. An interruption of the Company's ability to conduct its business due to a year 2000 readiness problem could have a material adverse effect on the Company, its operations, financial condition and liquidity.

         Pending  the  results  of  the  Company's   review  of  the  year  2000
preparedness of its critical third parties, the Company will then determine what course of action and contingencies will need to be made, if any.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         No change since filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds

         The Company's initial public offering was effected pursuant to a registration statement on Form S-1 (No. 333-22359) declared effective by the SEC on April 24, 1997. The offering commenced on April 25, 1997 and terminated after all securities were sold.

         From April 25, 1997 through June 30, 1999, the Company has used the following amounts of the net proceeds from the initial public offering for the following categories enumerated by the SEC:


                                                                              Reasonable Estimated Amount
                                                                                           (in thousands)
     Category

     Construction of plant, building and facilities                                                $1,933

     Purchase and installation of machinery and equipment                                           2,607

     Purchases of real estate                                                                           -

     Acquisition of other businesses                                                                    -

     Repayment of indebtedness                                                                        790

     Working capital                                                                               16,672

     Short term investments (Cash Equivalents)                                                      5,641

     Other purposes for which at least $100,000 has been used                                           -


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


Item 6. Exhibits and Reports on Form 8-K

          (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

          No. 27.1 Financial Data Schedule

          (b) The Registrant did not file any Current Reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BIONX IMPLANTS, INC.


                                            By: /s/ Gerard Carlozzi
                                                Gerard Carlozzi, President and
                                                Chief Operating Officer


                                            By:  /s/ Jim Hayden
                                                 Jim Hayden, Controller and
                                                 Principal Financial Officer





Dated: August 19, 1999

                                 EXHIBIT INDEX


Exhibit No.

Exhibit No. 27.1 Financial Data Schedule