Form 10-Q
period 1999-09-30
BIONX IMPLANTS INC
filed 1999-11-15
CIK 1030418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)


     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999 or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

                         Commission File Number: 0-22401

                              BIONX IMPLANTS, INC.
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                                22-3198032
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

          At November 5, 1999, there were 8,897,500 shares of Common Stock, par value $.0019 per share, outstanding.

                     BIONX IMPLANTS, INC. AND SUBSIDIARIES

                                     INDEX


                                                                         Page

Part I.  Financial Information

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets at December 31, 1998
                  and September 30, 1999 (Unaudited)                       3

          Consolidated Statements of Operations for the Three and Nine
                  Months Ended September 30, 1998 and 1999 (Unaudited)     4

          Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 1998 and 1999 (Unaudited)            5

          Notes to Consolidated Financial Statements (Unaudited)           6

Item 2.    Management's Discussion and Analysis of Financial               8
          Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risk     13


Part II.    Other Information

Item 2.    Changes in Securities and Use of Proceeds                      13

Item 4.    Submission of Matters to a Vote of Security Holders            14

Item 6.    Exhibits and Reports on Form 8-K                               15

Signatures                                                                16

Item 1. Financial Statements


                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 1998 and September 30, 1999
                      (in thousands, except share amounts)

                                                                       December 31,   September 30,
                                                                        1998               1999
                                                                                          (Unaudited)
Assets:
Current assets:

   Cash and cash equivalents                                               $ 14,213           $ 2,926
   Inventory, net                                                             9,778            13,423
   Trade accounts receivable, net of
      allowance of $142 and $394 as of December 31,
      1998 and September 30, 1999                                             4,643             3,794
   Grants receivable                                                            189               145
   Due from related parties                                                     239               297
   Prepaid expenses and other current assets                                    726               482
   Deferred tax assets                                                          829             1,184
                                                                               -----            -----

Total current assets                                                         30,617            22,251

Investments                                                                      87                87
Plant and equipment, net                                                      2,561             3,321
Goodwill and intangibles, net                                                 3,684             3,738
                                                                               ----              -----

          Total assets                                                     $ 36,949           $29,397
                                                                           ========           =======

Liabilities and Stockholders' Equity:
Current Liabilities:
    Trade accounts payable                                                  $ 4,176           $ 2,814
     Long-term debt, current portion                                             41                 -
     Current income tax liability                                               578               395
     Accrued and other current liabilities                                    1,839             1,682
                                                                              -----             -----

Total current liabilities                                                     6,634             4,891

Long-term debt                                                                   75                60

Stockholders' equity:
   Preferred stock, par value $0.001 per share,
      8,000,000 authorized and none issued                                       -                  -
  Common stock, par value, $0.0019 per share,
    31,600,000 shares authorized,  8,924,000 shares issued
     and outstanding as of December 31, 1998 and
     September 30, 1999                                                          17                17
Treasury stock, 20,500 and 26,500 shares as of December 31,
   1998 and September 30, 1999, respectively                                   (128)             (161)
Additional paid-in capital                                                   35,642            35,642
Accumulated deficit                                                          (4,266)          (10,027)
Foreign currency translation adjustment                                      (1,025)           (1,025)
                                                                              ------           -------

Total stockholders' equity                                                   30,240            24,446
                                                                             ------            ------
          Total liabilities and stockholders' equity                       $ 36,949           $29,397
                                                                           ========           =======


   See accompanying notes to the unaudited Consolidated Financial Statements.


                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                        Three Months Ended                   Nine Months Ended
                                                                             September 30,                     September 30,
                                                                        1998          1999                  1998              1999
                                                                        ----          ----                  ----              ----


Revenues:
Product Sales                                                          $5,265       $4,802                $14,781          $14,917
Grant revenues                                                            128           90                    290              256
                                                                       -------     -------                --------          -------
Total revenues                                                          5,393        4,892                 15,071            15,173
                                                                       -------     -------                 -------          -------

Cost of goods sold                                                      1,157        1,032                  3,200             3,834
Special charge related to instrument inventory                              -            -                      -               929
                                                                      -------       ------                 ------             ------
Gross profit                                                            4,236        3,860                 11,871            10,410
                                                                      -------       ------                 ------            ------

Selling, general and administrative                                     3,274        3,781                  9,416            12,779
Research and development                                                  533          778                  1,464             2,050
Severance charges                                                           -           -                       -               275
Patent litigation                                                           -         633                       -             1,726
                                                                      -------     -------               ---------            -------
Total operating expenses                                                3,807       5,192                  10,880            16,830
                                                                      -------     -------               ---------            ------

Operating income (loss)                                                   429      (1,332)                    991            (6,420)
                                                                         -------  --------              ---------            -------


Other income and expense                                                  161          45                     729               709
                                                                        ------    -------                ---------           -------
Income (loss) before provision for
   income taxes                                                           590    (1,287)                    1,720            (5,711)

Provision for income taxes                                                171         50                       50               529
                                                                        -----     ------                ---------            -------
Net income (loss)                                                       $ 419     $1,337                  $ 1,191          $ (5,761)
                                                                        =====    =======                =========          =========


Earnings (loss) per share:
     Basic                                                             $ 0.05    $ (0.15)                  $ 0.13          $  (0.65)
     Diluted                                                             0.05      (0.15)                    0.13             (0.65)


Shares used in computing earnings (loss) per share:
     Basic                                                              8,922       8,895                   8,921             8,895
     Diluted                                                            9,227       8,895                   9,261             8,895



See accompanying notes to the unaudited Consolidated Financial Statements.


                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                           -------------------------------
                                                                                     1998            1999

Cash flows from operating activities:

Net income (loss)                                                                 $ 1,191        $(5,761)
Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
Depreciation and amortization                                                         427            648
Change in assets and liabilities:
(Increase) in inventory, net                                                      (3,789)         (3,645)
Decrease (increase) in trade accounts receivable, net                               (867)            849
Decrease in grants receivable                                                          26             44
(Increase) in related parties                                                        (74)            (58)
(Increase) decrease in prepaid expense and other current assets                     (371)            244
(Increase) in deferred tax asset                                                    (252)           (355)
Increase (decrease) in trade accounts payable                                         458          (1362)
(Decrease) in current income tax liability                                          (477)           (183)
(Decrease) in accrued and other current liabilities                                 (100)           (157)
                                                                                     -----          -----

                                                                                  (5,019)         (3,975)



Net cash used in operating activities                                             (3,828)         (9,736)
                                                                                  -------         -------

Cash flows from investing activities
            Purchase of plant and equipment                                       (1,625)         (1,348)
            Purchase of intangible assets                                               -           (114)
                                                                                  --------        -------


Net cash used in investing activities                                             (1,625)         (1,462)
                                                                                  -------         -------

Cash flows from financing activities:
             Capitalization of patents                                              (104)               -
             Repayment of long-term debt                                             (32)            (56)
             Proceeds from exercise of employee stock options                         26                -
             Purchase of treasury shares                                                -            (33)
                                                                                  ---------         -----

Net cash used in financing activities                                               (110)            (89)



Net decrease in cash and cash equivalents                                         (5,563)        (11,287)
Cash and cash equivalents at beginning of period                                  22,632          14,213
                                                                                   ------         ------
Cash and cash equivalents at end of period                                       $ 17,069        $ 2,926
                                                                                   ======         =======

Supplementary cashflow information:
Cash paid for interest                                                           $      1        $     1
Cash paid for taxes                                                               $ 1,154        $   383
                                                                                  =======          ======



See accompanying notes to the unaudited Consolidated Financial Statements.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying financial statements have been prepared by Bionx Implants, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 1998 and September 30, 1999, and the Company's consolidated results of operations and cash flows for the three and nine months ended September 30, 1998 and 1999, have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the SEC. The consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998 and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (SEC file no. 0-22401) filed with the SEC. The results of operations and the cash flows for the three, and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

2.       Inventory

         Inventory consists of the following components (000's):


                                                                      December 31,        September 30,
                                                                           1998                 1999

                        Raw materials/Semi-finished implants                $1,781                $ 996
                        Finished goods - implants                            2,570                3,597
                        Instruments                                          2,457                6,190
                        Instruments on consignment                           3,944                6,180
                                                                             -----                -----
                                                                            10,752               16,963

                        Inventory reserve                                     (174)                (503)
                        Special instrument inventory charge (a)                --                  (929)

                        Accumulated amortization
                            - consigned instruments                          (800)               (2,108)
                                                                             -----               ------

                                                                           $ 9,778              $13,423
                                                                           =======              =======

  (a) This special charge of $929,000 was taken in the second quarter of 1999 as a result of the reevaluation of the current value of certain of the Company's instrument inventory due to changes in technology and the introduction of new instruments.

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

         The following table sets forth the calculation of the total number of shares used in the computation of net earnings (loss) per common share for the three and nine months ended September 30, 1998 and 1999 (in thousands):



                                                Three Months         Nine Months          Three and Nine
                                               Ended September          Ended              Months Ended
                                                     30,            September 30,         September 30,
                                                    1998                 1998                  1999
                                                    ----                 ----                  ----

Shares used in computing basic                      8,922               8,922                 8,895
  earnings per share

Incremental shares from assumed                      344                  339                   --
exercise of dilutive options and
warrants

Shares used in computing diluted                    9,227               9,261                 8,895
earnings per share


4.       Severance Charges

         During the second quarter of 1999, the Company incurred a one-time severance charge of $275,000. This severance charge relates to the organizational restructuring of the Company, including severance payments to the Company's former chief executive officer, chief financial officer and vice president of sales. As of September 30, 1999 the balance of these charges was $150,000. The remaining charges will be paid on or before March 31, 2000.

5.       Reincorporation

         On August 27, 1999, the Company reincorporated, changing its state of incorporation from Delaware to Pennsylvania. It effected this reincorporation by creating a wholly-owned subsidiary as a Pennsylvania corporation and then merging the parent corporation (a Delaware corporation) into that subsidiary. The subsidiary was the surviving corporation in this transaction. The reincorporation was approved by the Company's stockholders at the Company's annual meeting of stockholders on August 13, 1999. Upon consummation of the transaction, each share of Common Stock of the Company as a Delaware corporation, par value $.0019 per share, was converted into one share of Common Stock of the Company as a Pennsylvania corporation, par value $.0019 per share. There was no change in the name, business, management, benefit plans, location, assets, liabilities or net worth of the Company as a result of the reincorporation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

         Statements regarding future performance in this Quarterly Report on Form 10-Q constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995 ("Forward looking Statements"). The Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors, including those set forth in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         The Company was founded in 1984 to develop certain resorbable polymer implants for orthopedic uses. The Company had incurred substantial operating losses from its inception through December 31, 1996, with an accumulated deficit of approximately $7.7 million as of December 31, 1996. Such losses resulted principally from expenses associated with the development, patenting and clinical testing of the Company's Self-Reinforcing technologies and resorbable implant designs, preparation of submissions to the U.S. Food and Drug Administration (the "FDA") and foreign regulatory agencies, the development of sales, marketing and distribution channels, the write-off of acquired in-process research and development, and the development of its manufacturing capabilities. After recording profitable results for a number of quarters, the Company has again recorded losses in recent periods. As of September 30, 1999, the accumulated deficit was approximately $10 million. The Company may incur significant operating losses in the future as it continues its product development efforts, expands its marketing, sales and distribution activities, develops strategies for competing with other manufacturers, and scales up its manufacturing capabilities. There can be no assurance that the Company will be able to successfully commercialize its products or that profitability will again be achieved.

         The Company first introduced its polyglycolic acid ("PGA") polymer pins in 1984 and its PGA screws in 1986. In 1987, the Company introduced its first poly-l-lactic acid ("PLLA") polymer products, PLLA pins. PLLA screws were introduced in 1989. Since the introduction of these products, the Company has expanded its PGA and PLLA pin and screw product lines to address additional clinical indications. The Company's PGA membrane product was introduced in 1992, and, in 1995, the Company launched its Meniscus Arrow and PLLA tacks. Prior to 1996, the Company derived substantially all of its revenue from sales of its PLLA and PGA screws and pins. A substantial portion of the Company's revenues in more recent periods has resulted from U.S. sales of the Meniscus Arrow, which received FDA clearance in March 1996. To date, all products sold by the Company have been launched first in international markets. During the three months ended September 30, 1999, international product sales represented 14% of the Company's total product sales.

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

         The Company sells its products through managed networks of independent sales agents, direct sales representatives, distributors and dealers. In the U.S., the Company handles all invoicing functions directly and pays commissions to its sales agents or representatives. Outside the U.S., the Company sells its products directly to distributors and dealers at discounts that vary by product and by market. Accordingly, the Company's U.S. sales result in higher gross margins than its international sales. The Company anticipates that during the next few years, the relative percentage of its international product sales to total product sales are expected to increase.

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

         In April, 1999 Bionx entered into a distribution agreement with Mentor Corporation. Under the terms of the agreement, Mentor has exclusive distribution rights for all current and future Bionx bioabsorbable stent products for urology applications in all areas of the world other than the U.S. and Japan. In exchange for exclusive distribution rights, Mentor must achieve certain minimum market penetration objectives, and pay Bionx a pre-agreed upon percentage of the customer sales price on all stent products sold.

         In late 1998, the Company entered into an expansion phase building inventory levels and personnel in anticipation of continued growth in its core business and the introduction of new products in the Craniofacial surgical market. Actual sales results were less than planned; thus these increased expenditures, together with legal costs incurred to protect the Company's intellectual property, resulted in operating losses during 1999.

         During the second quarter of 1999, the Company began to implement initiatives to refocus its business and reallocate critical resources with a goal to achieve sales growth, profit improvement and a positive cash flow position. Management initiatives include: development of a management-restructuring plan to add critical resources in areas that will have the greatest impact on sales growth and profit improvement; consolidation of sales efforts for craniofacial and orthopedic products designed to improve sales efficiencies, increase in market coverage and reduction of the Company's cost of sales; reduction in sales administration to reduce the Company's overall cost of sales; refocus of R&D investments on new product introductions that will provide complementary product offerings for orthopedic and craniofacial products that are planned to be introduced during 1999 and 2000; consolidation of global inventories to reduce the Company's overall investment in inventories and improve customer service levels; reduction in inventory levels to improve inventory turn rates thereby reducing the Company's cash requirements to support inventory investments; increases in sales and marketing efforts designed to expand sales contributions from markets outside of the US; and the implementation of surgeon educational programs designed to increase surgeon awareness and use of the Company's products. In addition to these initiatives, during the second quarter of 1999, four new patents were issued for the application of the Company's technology for orthopedic indications. During the third quarter of 1999, the Company continued to implement these initiatives and refocus its business in an attempt to improve its profitability and operations performance. No assurances can be given that the Company's initiatives will result in profitable operations.

         During the third quarter of 1999, Innovasive Devices agreed to settle the patent infringement claim brought by the Company regarding Innovasive's clear fix Meniscal Dart. Under the terms of the settlement, Innovasive Devices will license the Company's Miniscus Implants patent for the field of sports medicine.

Results of Operations

         Product sales. The Company's product sales decreased by 9% from $5.3 million during the quarter ended September 30, 1998 to $4.8 million during the quarter ended September 30, 1999, and increased by 1% from $ 14.8 million during the first nine months of 1998 to $14.9 million during the first nine months of 1999. Consolidated revenues for the company are comprised of three specific product categories: Sports Medicine (which includes the Meniscus Arrow), Orthopedic Trauma and Craniofacial.

          Consolidated sales of Sport Medicine products during the third of 1999 were $2.9 million, down from $3.7 million in the third quarter of 1998, a 22% decrease. During the first nine months of 1999, Sports Medicine products revenues were $9.3 million, down from $10.3 million in the first nine months of 1998, a 10% decrease. The Company believes that the reduction of sales of Sport Medicine products reflects the effect of competition and may reflect lower unit usage of Company products in particular procedures.

         Consolidated sales of Orthopedic Trauma products during the third quarter of 1999 were $1.1 million, up from the $1.0 million in the third quarter of 1998, a 10% increase. During the first nine months of 1999, Orthopedic Trauma products revenues were $3.7 million, up from $2.9 million in the first nine months of 1998, a 28% increase.

         Consolidated sales of Craniofacial products during the third quarter of 1999 were $404,000, up from $310,000 in the third quarter of 1998, a 30% increase. During the first nine months of 1999, Craniofacial products revenues were $1.4 million, up from $400,000 in the first nine months of 1998, a 250% increase. The Company commenced sales of Craniofacial products in May 1998.

         Grant and License revenues. Grant and license revenues totaled $90,000 for the three months ended September 30, 1999, compared with revenue of $128,000 recorded during the three-month period ended September 30, 1998. Grant and license revenues decreased to $256,000 for the first nine months of 1999 compared to $290,000 for the comparable period in 1998. This revenue is generated primarily from grants obtained from a Finnish government research organization which funds certain research and development projects.

          Gross profit; gross margin. The Company's gross profit decreased from $4.2 million during the third quarter of 1998 to $3.9 million during the third quarter of 1999, and from $11.9 million during the first nine months of 1998 to $10.4 million during the first nine months of 1999. For the three months ended September 30, 1999, the decline in gross profit relates primarily to the decline in revenues. For the nine months ended September 30, 1999, the decline in gross profit reflects a change in the mix of revenue, from higher margin products to lower margin products, and a special charge taken during the second quarter of 1999 relating to instrument inventory. The inventory charge reflects a reduction of current carrying values of certain of the Company's instrument inventory due to changes in technology and the introduction of new instruments. Overall, the Company's gross margin (including the effects of grant revenue) remained unchanged at 80% for the third quarter of 1998 and 1999, and, including the effects of a special charge related to instrument inventory taken in the second quarter of 1999, declined from 80% during the first nine months of 1998 to 69% during the comparable period of 1999. The decrease in gross margin in 1999 is primarily attributable to the inventory charge noted above and to a change in the mix of product revenues toward products with lower gross margins.

          Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of distributor commissions paid on product sales in the U.S., patent and license related expenses, costs incurred in connection with the regulatory process, and expenses associated with supporting the Company's managed networks of independent sales agents, distributors and dealers. Selling, general and administrative expenses for the third quarter were $3.8 million, a decrease of 24% from the previous quarter's activity of $5.0 million and an increase of $507,000 or 15% from the third quarter of 1998. For the nine months ended September 30, 1999, selling, general and administrative expenses were $12.8 million, an increase of $3.4 million or 36% over the nine months ended September 30, 1998. During the third quarter of 1999 the Company was successful in reducing its selling expenses. Selling expenses for the third quarter were $2.5 million, down $829,000 or 25% compared to the prior quarter of 1999, and down 6% from the comparable period in 1998. These decreases reflect a restructuring of the commissions paid to the Company's distributors. Selling expenses for the nine months ended September 30, 1999 were $ 9.3 million, representing an increase of 29%; this increase was primarily attributable to salaries paid to newly employed sales persons (including sales persons hired to sell the Company's craniofacial products), commissions paid and increased expenses associated with establishing and supporting a managed network of independent sales agents in the U.S., and increases in employee benefits, travel and entertainment, and marketing expenses. The increase in the percentage relationship of general and administrative expenses to product sales for the periods described herein reflects the increased general and administrative expenses incurred in the second and third quarters of 1999 in connection with the Company's implementation of new business initiatives related to the restructuring of the Company's operations and organization, and the anticipation of new product launches.

         Research and development. Research and development expenses totaled $778,000 or 16% of sales for the third quarter, up from $533,000 or 10% of sales for the same period of 1998 and increased by 40% to $2.1 million during the first nine months of 1999 from $1.5 million during the comparable period in 1998. The increase in research and development expense reflects the increased levels of research and development activities to accelerate new product introductions.

         Severance charges. During the second quarter of 1999, the Company incurred a one-time severance charge of $275,000. This severance charge relates to the organizational restructuring of the Company, including severance payments to the Company's former chief executive officer, chief financial officer and vice president of sales. A majority of the severance accrual will be paid on or before November 30, 1999, and the remainder will be paid within eight months thereafter.

         Patent litigation. In the third quarter of 1999, the Company incurred $633,000 in legal fees to prosecute (and in one instance settle) three patent infringements suits. The Company has incurred $1.7 million in such legal fees for the first nine months of 1999. The Company did not incur substantial patent litigation legal fees in the first three quarters of 1998. The patent litigation legal fees incurred during 1999 are part of the Company's efforts to protect and strengthen its proprietary intellectual property position.

          Other income and expense. In the third quarter of 1999, the Company generated interest income of $45,000, compared to interest income of $161,000 in the comparable period of 1998. For the nine month periods, other income and expenses, including interest income and foreign exchange gains, decreased from $729,000 to $709,000. Funds obtained from the proceeds of the Company's initial public offering in April 1997 ("IPO") generated the interest income in both the 1998 and 1999 periods, but the average invested balance has decreased during 1999.

          Income taxes. The Company recorded a $50,000 tax provision for the three and nine months ended September 30, 1999, compared to a tax provision of $171,000 and $529,000 for the three and nine months ended September 30, 1998.The difference is due to the change in pre tax income.

         Net (loss) income. The Company reported a net loss of ($1.3) million or ($.15) per share (basic and diluted) for the third quarter of 1999, as compared with net income of $419,000 or $.05 per share (basic and diluted) for the third quarter of 1998. The Company reported a net loss of ($5.8) million or ($.65) per share (basic and diluted) for the first nine months of 1999, as compared with net income of $1.2 million or $.13 per share (basic diluted) during the first nine months of 1998.

Liquidity and Capital Resources

         The Company has relied primarily upon external (private and public) sources of equity to fund operations and development. In addition, the Company has made arrangements for a $4 million credit line, secured by the personal property of the Company and its Biostent, Inc. subsidiary. Amounts to be advanced thereunder are subject to the lender's discretion and are limited to specific percentages of certain domestic receivables and inventory.
To date, no amounts have been borrowed pursuant to this facility.


         At December 31, 1998 and September 30, 1999, cash and cash equivalents totaled $14.2 million and $2.9 million, respectively. The decrease in cash and cash equivalents of approximately $11.2 million is primarily attributable to the Company's operating losses, investments of approximately $1.5 million in patents, machinery and equipment in the Finnish manufacturing facility and computer systems upgrades, and a $3.6 million increase in inventory levels in anticipation of new product launches and consignment of instrumentation.

         As of September 30, 1999, the Company had working capital of $17.4 million, compared with $24.0 million as of December 31, 1998. This reduction reflects the decrease in the Company's cash and related assets. Long-term debt (including the current portion) was reduced by $56,000 from the level at the beginning of the year to $60,000 as of September 30, 1999. This debt represents loans obtained from the Finnish government and carries interest rates ranging from 1-3% per annum.

         The Company's liquidity has been weakened substantially during 1999. The Company's liquidity is dependent primarily upon its ability to improve operating results and thereby generate adequate cash flow from operations. Management has taken several steps designed to improve future financial results and reduce the amount of cash used by operations, including (i) developing a management restructuring plan to add critical resources to areas having the greatest impact in sales growth, (ii) consolidating sales efforts to improve sales efficiencies, increase market coverage and reduce the cost of sales, (iii) refocusing research and development investments on new product introductions,
(iv) consolidating and reducing inventory levels, (v) increasing sales and marketing efforts outside the U.S., and (vi) where possible, reducing other operating expenses. However, there can be no assurance that these steps will be successful. The Company's operations may not provide sufficient internally generated cash flows to meet the Company's projected requirements. The Company's ability to continue to finance its operations will depend on its ability to achieve profitability by improving sales and margins, Its ability to reduce cash outflows and, if necessary, its ability to obtain other sources of funding sufficient to support the Company's operations. No assurances can be given that such funding will be available on satisfactory terms or at all.

         The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including management's ability to reverse recent trends, market acceptance of the Company's existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of the Company's efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of its products. The Company's operations did not produce positive cash flows during 1994, 1995, 1996, 1998 or during the first nine months of 1999. To the extent that funds generated from the Company's operations, together with its existing capital resources (including its credit facility), and the net interest earned thereon, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The terms of any equity financing may be dilutive to stockholders and the terms of any debt financing may contain restrictive covenants, which limit the Company's ability to pursue certain courses of action. The Company does not have any committed sources of additional financing beyond that described above, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations could be materially and adversely affected.

Year 2000 Compliance

Readiness

          The Company's centralized corporate business and technical information systems have been fully assessed as to year 2000 compliance and functionality. Presently, these systems are nearly complete with respect to required software changes, tests and migration to the production environment. The Company anticipates that internal business and technical information system year 2000 compliance issues is substantially remedied by the end of November 1999. This expectation constitutes a Forward-Looking Statement. Actual results could differ materially from this expectation as a result of a number of factors, including unanticipated technological difficulties, the availability of technological support, the readiness of others and the risk factors set forth in Exhibit 99, to the Company's Annual Report on Form 10-K for the year ended December 1998.

         The Company has satisfactorily completed the identification and review of computer hardware and software suppliers and is in the process of verifying, reviewing and logging year 2000 preparedness of general business partners, suppliers, vendors, and/or service providers that the Company has identified as critical. The Company expects to complete its review of these third parties by November 30, 1999.

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

         Pending the results of the Company's review of the year 2000 preparedness of its critical third parties, the Company will then determine what course of action and contingencies will need to be made, if any. The Company has not yet developed a worst case contingency plan, although the Company anticipates that its worst case analysis will involve the failure of outside entities to be Year 2000 compliant.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         No change since filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds

         On August 27, 1999, the Company reincorporated, changing its state of incorporation from Delaware to Pennsylvania. It effected this reincorporation by creating a wholly-owned subsidiary as a Pennsylvania corporation and then merging the parent corporation (a Delaware corporation) into that subsidiary, The subsidiary was the surviving corporation in this transaction.

         The reincorporation was approved by the Company's stockholders at the Company's annual meeting of stockholders on August 13, 1999. Upon consummation of the transaction, each share of Common Stock of the Company as a Delaware corporation, par value $.0019 per share, was converted into one share of Common Stock of the Company as a Pennsylvania corporation, par value $.0019 per share. The rights of the Company's stockholders and the internal affairs of the Company are now governed by the Company's articles of incorporation and bylaws and by the Pennsylvania Business Corporation Law of 1988, as amended (the "Pennsylvania BCL"). While the rights of stockholders under the Pennsylvania BCL and the Delaware General Corporation Law differ in a number of respects, the Company's articles of incorporation and bylaws were designed to minimize these differences. The proxy statement submitted to stockholders in connection with the annual meeting describes the differences between the rights of the Company's stockholders as stockholders of a Delaware corporation and the rights of the Company's stockholders as stockholders of a Pennsylvania corporation.

          There was no change in the name, business, management, benefit plans, location, assets, liabilities or net worth of the Company as a result of the reincorporation.

         The Company's initial public offering was effected pursuant to a registration statement on Form S-1 (No. 333-22359) declared effective by the SEC on April 24, 1997. The offering commenced on April 25, 1997 and terminated after all securities were sold.

         From April 25, 1997 through September 30, 1999, the Company has used the following amounts of the net proceeds from the initial public offering for the following categories enumerated by the SEC:


                                                                              Reasonable Estimated Amount
                                                                                           (in thousands)
     Category

     Construction of plant, building and facilities                                                 2,017

     Purchase and installation of machinery and equipment                                           2,670

     Purchases of real estate                                                                           -

     Acquisition of other businesses                                                                    -

     Repayment of indebtedness                                                                        790

     Working capital                                                                               17,359

     Short term investments (Cash Equivalents)                                                      2,926

     Other purposes for which at least $100,000 has been used                                           -


None of the above-mentioned uses of proceeds represented direct or indirect payments to directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity security of the Company or to affiliates of the Company. Such uses do not represent a material change in the use of proceeds described in the above-mentioned registration statement.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Company conducted its annual meeting of stockholders on August 13, 1999.

         (b) David J. Bershad and Pertti Tormala were re-elected as directors for three year terms. In the aggregate, 5,782,261 shares were voted in favor of David J. Bershad and 5,783,061 shares were voted in favor of Pertti Tormala. No shares were voted in favor of either of the nominees. Anthony J. Dimun, David H. MacCallum and Terry Wall continued in office after the meeting.

         (c) The stockholders also authorized a proposal to re-incorporate the Company in Delaware. In the aggregate, 4,923,661 shares were voted in favor of this proposal, 70,185 shares were voted against this proposal, 1,325 shares abstained and there were broker non-votes covering 801,654 shares.

Item 6. Exhibits and Reports on Form 8-K

          (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

          No. 3.1 Articles of Incorporation of the Registrant, a Pennsylvania corporation, and Articles of Merger which amend Article 1 of such Articles of Incorporation

          No. 3.2 By-laws of the Registrant, as reincorporated in Pennsylvania.

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

                                                BIONX IMPLANTS, INC.


                                                By:  /s/ Gerard Carlozzi
                                                     ___________________________
                                                     Gerard Carlozzi, President
                                                     and Chief Executive Officer


                                                By:  /s/ Jim Hayden
                                                     ___________________________
                                                     Jim Hayden, Controller and
                                                     Principal Financial Officer



Dated:  November 15, 1999

EXHIBIT INDEX


   Exhibit

    3.1  Articles  of   Incorporation   of   the   Registrant,   a  Pennsylvania
         corporation, and Articles of Merger which amend Article 1 of such Articles of Incorporation.

    3.2  By-laws of the Registrant, as reincorporated in Pennsylvania.

    27.1 Financial Data Schedule