Form 10-K
period 1999-12-31
BIONX IMPLANTS INC
filed 2000-04-14
CIK 1030418

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from    to    .

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

                               Title of each class
                               -------------------

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

                           Yes X             No____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of voting stock held by non-affiliates as of March 15, 2000 was approximately $24,000,000.

         Number of shares of Common Stock outstanding as of March 15, 2000:
10,759,442

         Documents incorporated by reference: Definitive proxy statement for the registrant's 2000 annual meeting of shareholders (Part III).

                              BIONX IMPLANTS, INC.

                                TABLE OF CONTENTS

                                     PART I

                                                                                                          Page number
Item 1        Business of the Company.................................................................          3

Item 2        Properties...............................................................................        22

Item 3        Legal Proceedings........................................................................        22

Item 4        Submission of Matters to a Vote of Security Holders......................................        23

Item 4A       Executive Officers of the Registrant.....................................................        24

                                                      PART II

Item 5        Market for the Registrant's Common Equity and Related Stockholder Matters................        25

Item 6        Selected Financial Data..................................................................        26

Item 7        Management's Discussion and Analysis of Results of Operations and Financial  Condition...        28

Item 7A       Quantitative and Qualitative Disclosures About Market Risk...............................        35

Item 8        Financial Statements and Supplementary Data .............................................        36

Item 9        Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure.....................................................................        36

                                                     PART III

Item 10       Directors of the Registrant..............................................................        37

Item 11       Executive Compensation...................................................................        37

Item 12       Security Ownership of Certain Beneficial Owners and Management...........................        37

Item 13       Certain Relationships and Related Transactions...........................................        37

                                                      PART IV

Item 14       Exhibits, Financial Statements Schedules and Reports on Form 8-K.........................        37

Signatures    .........................................................................................        39

ITEM 1.  BUSINESS OF THE COMPANY

INTRODUCTION

      Bionx Implants, Inc. (the "Company", "Bionx") was incorporated in Delaware in October 1995 to coordinate the business of four related companies controlled by U.S. and Finnish investors. In September 1996, the Company consummated a reorganization pursuant to which it acquired all of the capital stock of the four existing companies and issued in exchange a total of 5,263,160 shares of its Common Stock (the "Reorganization"). The four existing companies were Bioscience, Ltd. (which has been renamed Bionx Implants, Ltd. and has been engaged in the development of resorbable polymer products since 1984), Biocon, Ltd. (which held most of the Company's patents and patent applications and, during 1997, was merged into Bionx Implants, Ltd.) and two companies organized in the U.S. to further sales, marketing and development efforts, Biostent, Inc. ("Biostent") and Orthosorb, Inc. ("Orthosorb"). Of the 5,263,160 shares issued by the Company in the Reorganization, 2,578,949 shares were issued to the former U.S. stockholders of the four existing companies and 2,684,211 shares were issued to a Dutch company (Bionix, B.V.) owned by such stockholders and the former Finnish stockholders of Bionx Implants, Ltd. and Biocon, Ltd. The Company intends to dissolve Biostent and Orthosorb in the future. Unless otherwise indicated, all references herein to the business of the Company include Bionx Implants, Inc. and the four entities acquired by Bionx Implants, Inc. in connection with the Reorganization. On August 27, 1999 the Company was reincorporated in the commonwealth of Pennsylvania. See Note 1 of the Notes to the Company's Consolidated Financial Statements. There was no change in the name, business, management, benefit plans, location, assets, liabilities or net worth of the Company as a result of the reincorporation.

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


OVERVIEW

      The Company is a leading developer, manufacturer and marketer of Self-Reinforced, resorbable polymer implants, including screws, pins, arrows and stents, for use in a variety of applications which include Orthopedic Trauma, SportsMedicine, Urology and Craniofacial Surgery. The Company has proprietary manufacturing processes for Self-Reinforced resorbable polymers, modifying the brittle polymer structure into a physiologically strong structure with controlled, variable strength retention. The Company currently markets its products through a hybrid sales force comprised of a managed network of independent sales agents and direct sales representatives in the U.S. and independent distributors and dealers in markets outside of the U.S. The Company's sixteen product lines, representing more than 150 distinct products, were designed to address recognized clinical needs. The Company estimates that its products have been used in over 300,000 surgeries worldwide. The Company has received 510(k) clearance from the U.S. Food and Drug Administration (the "FDA") for the fourteen product lines that it currently markets in the U.S. The Company has also received regulatory approvals for its product lines in certain European and Asian markets.

BACKGROUND

      The human skeletal system is comprised of bone, connective tissue (ligaments and tendons) and cartilage. Bone, which provides the basic support for the body, may sustain damage by traumatic incident, degenerative disease or surgical procedures designed to repair or correct skeletal abnormalities. As a result of the high vascularity of bone, the healing of bone requires only that the fractured sections be in close proximity to each other. Bone heals through a process that involves structural stress, either through load-bearing or use, resulting in the replacement of old, damaged bone with new healthy tissue.

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

      Rigid Internal Fixation

      Rigid internal fixation (fracture fixation) procedures are performed to repair bone fractures. These procedures, performed either through an open incision or through percutaneous, minimally invasive techniques, are designed to produce correct realignment of bones, to create appropriate reduction and to fix bones in the anatomically correct position to maximize the potential for healing. Since the 1950's, rigid internal fixation techniques involving the internal placement of metal implants have been the standard of care for fracture management and have resulted in improved healing of fractures. Rigid internal fixation is intended as a temporary measure to allow for the initiation of the healing process by creating appropriate reduction. In practice, most metal implants utilized in rigid internal fixation that are not removed cause stress shielding preventing the underlying bone from returning to full strength.

      Connective Tissue Fixation

      Connective tissue fixation may involve the reattachment of ligaments or tendons that have been torn at the point of attachment. Alternatively, ligaments or tendons may tear at a point other than the point of attachment, requiring reconnection to return functionality. Connective tissue fixation techniques are performed either through open incisions or through minimally invasive techniques, and involve the use of tacks, screws, nails or sutures to effect the anatomical reattachment as close to the original point of attachment as possible. The same repair options are available to the surgeon when ligaments are torn in areas other than at their point of attachment. In both fracture fixation and connective tissue repair, the affected joint or limb is immobilized for a period of time to promote healing. While traditional connective tissue fixation techniques have resulted in adequate repairs, metal fixation devices or suture systems can cause long-term problems and complications, including local pain and limited joint functionality.

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

      Despite the nearly universal acceptance of metal fixation devices, the medical community has recognized several important limitations associated with these products. Most significantly, bone repaired with and supported by metal devices relies upon the implant to perform the load-bearing functions previously performed by bone. Physicians refer to this as stress shielding of the healing bones. Since bones grow and repair in response to stress, bones which are not called upon to perform their natural load-bearing functions tend to weaken in the fractured areas. Although it is recommended that metal implants be removed to deter stress shielding, frequently they are not removed. Furthermore, motion at the fracture site can cause metal implants to loosen and to create hollow areas in cancellous (spongy) bone. Connective tissue fixation techniques using metal implants can cause long-term problems, including local pain and loss of functionality due to abrasion of the surrounding tissue by the metal implant. In addition, some patients experience allergic reactions when certain metal fixation devices which remain implanted for extended periods of time.

      First Generation Resorbable Implants

      Resorbable fixation devices were developed in response to the limitations of metal fixation devices. The first generation of these devices was introduced in Europe in the mid-1980s and in the U.S. in the late 1980s. The majority of these devices were either brittle or overly flexible as a result of the processes, such as injection molding, which were used in their manufacture. The low strength of these implants led designers to create overly large implants with extremely high molecular weights, which, in certain instances, may have caused local inflammation and irritation at the implant site. In addition, due to their large size, these implant configurations could be applied in only certain anatomical areas, which may limit their clinical utility. For screw-shaped implants, the application of torque to effect a successful implantation often results in the breaking of the implant and the release of relatively large particles into joints or soft tissues. Implants that do not have a discernible strength are limited in their application because surgeons are familiar with metal implants and demand similar strength from resorbable implants.

Surgeons have reported that certain of the first generation resorbable implants resorb too quickly and do not provide fixation for the period required for proper bone or tissue healing. The combination of these factors led most surgeons to reject the first generation of resorbable implants, leaving metal implants as the standard of care.

SELF-REINFORCED, RESORBABLE IMPLANTS

      The Company has developed a variety of proprietary resorbable polymer fixation implant product lines, including screws, pins, tacks, arrows, plates, membranes and urology stents, which provide an alternative to currently marketed implants. By modifying well-characterized resorbable polymers (e.g., poly-l-lactic acid ("PLLA") and polyglycolic acid ("PGA")) through the use of several proprietary manufacturing and processing techniques, the Company is able to create Self-Reinforced, resorbable implants. The Company's Self-Reinforcing technologies modify a resorbable polymer's properties from a brittle structure into a physiologically strong polymer implant with controlled, variable strength retention (ranging from three weeks to six months, depending upon the medical indication) which can be used safely and reliably in a variety of applications, including orthopaedic surgery, urology and cranio-facial surgery.

      The Company's Self-Reinforcing technology also imparts to the processed polymer a number of critical characteristics which enhance the manufacturability of the implants and broadens the clinical applications for these devices. For example, the polymers can be machined using custom metal forming techniques, and, as a result, the Company has been able to design and develop a variety of resorbable implant devices, including pins, screws and other profiled (nonsmooth-surfaced) implants of clinically appropriate sizes that incorporate machined features, such as ridges and barbs, for improved fixation.

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

PRODUCTS

      The Company currently markets sixteen product lines representing more than 150 distinct products. The Company's product lines are described below:

      PRODUCT LINES                         TARGETED INDICATIONS(1)      REGULATORY STATUS
      -------------                         -----------------------      -----------------
      ORTHOPEDIC TRAUMA
      SR PLLA Pins                          Fractures/Osteotomies        Marketed Worldwide
      SR PLLA Screws                        Fractures/Osteotomies        Marketed Worldwide
      SR PLLA Cannulated Screws             Fractures/Osteotomies        Marketed Worldwide
      SR PGA Pins                           Fractures/Osteotomies        Marketed Worldwide
      SR PGA Screws                         Fractures/Osteotomies        Marketed Worldwide

      SPORTS MEDICINE
      Meniscus Arrows                       Meniscus Repair              Marketed Worldwide
      SR-PLLA Tacks                         Ligament Attachment          Marketed Worldwide
      Smart Screw ACL                       Ligament Attachment          Marketed Worldwide
      Smart Nail                            Condral Fragments            Marketed Worldwide
      Bankart Tack                          Shoulder Repair              Marketed Worldwide
      Contour Labral Nail                   Shoulder Repair              Marketed Worldwide

      CRANIOFACIAL TRAUMA AND
      RECONSTRUCTION
      SR-PDLA Screws                        Mid-face Correction          Marketed Worldwide
      SR-PDLA Plates                        Mid-face Correction          Marketed Worldwide
      SR-PDLA Screw                         Endo-brow Lifts              Marketed Worldwide

      UROLOGY STENTS
      SR-PGA Stents                         Post Benign Prostatic        Marketed Outside U.S.
                                            Hyperplasia Swelling

      SR-PLGA Stents                        Benign Prostatic             Marketed Outside U.S.
                                            Hyperplasia Prophylaxis

------------------

(1) As described herein, FDA clearances for certain of the Company's products are limited to specific indications.



Orthopedic Trauma

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

      The Company's resorbable pins, which range in diameter from 1.1mm to 4.5mm and in length from 10mm to 70mm, can be cut by a surgeon to the precise length required for an individual patient, thereby reducing the risk of discomfort and infection. The pins are designed to improve the fixation of fractures through two design innovations: (i) the pins are slightly oversized as compared to the drill channel and slightly oval in shape, providing an improved friction fit as compared with round metal pins; and (ii) the pins swell slightly when exposed to the moisture in the surgical site, locking the pin in the drill channel within hours after implantation. The Company's pins can be used in open surgical procedures and percutaneous and endoscopic techniques. In the U.S., while the Company's PLLA pins currently are cleared only for use in bunionectomies, the Company's PGA pins may be used in a variety of cancellous bone fixations.

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

      The Company's screws range in diameter from 2.0mm for delicate hand and foot procedures to 4.5mm for use in ankle fractures. The Company's screw threads were specifically designed for use in cancellous fractures. The Company's screws are designed to take advantage of the swelling properties of Self-Reinforced materials to achieve optimum fixation with minimal bone damage. In areas where skin is thin, surgeons may shape the head of the Company's screw to conform to the bone contour in order to prevent irritation. In anatomical situations where breakage will occur after healing, the use of the Company's screws avoids the complications that result from the removal of broken metal implants.

      Cannulated SmartScrew

      The 4.5mm Cannulated SmartScrew is a bioresorbable implant indicated for the maintenance of alignment of cancellous bone fractures of the malleolus of the ankle. This product was cleared by the FDA during November 1999. The cannulation enables the surgeon to place a guidewire in order to obtain exact reduction and then placement of the resorbable screw, thus allowing for complete fracture fixation that will dissolve over time as the bone heals. The Company's resorbable polymers are designed to diminish the osteopenia associated with stress shielding that accompanies metal implants, and to eliminate the need for a second surgery to remove the implant and have been shown in studies to reduce the overall costs when compared to metallic osteosynthesis. The Company estimates that there are approximately 130,000 ankle fractures that are potential candidates for resorbable fracture fixation in the U.S. The Company believes that the 4.5mm Cannulated SmartScrew provides an innovative clinical solution to the surgeon by offering an improved method for the treatment of ankle fractures.


Sports Medicine

      Meniscus Arrows

      Tears of the cartilage pads in the knee, known as the menisci, are the most common knee injuries treated by orthopaedic surgeons in the U.S. Prior to the introduction of the Company's Meniscus Arrow, the treatment options available to surgeons were limited to either the removal of the damaged section (meniscectomy) or surgical repair using a variety of complex suturing techniques. The efficacy of meniscetomy, historically the preferred approach given the complex and lengthy nature of the suture repair procedure, has been questioned in peer-reviewed and published studies. These studies have shown that meniscus removal may be detrimental to the long-term outcome of the surgery and may lead to complications requiring further, more invasive, surgeries. The suturing alternative requires surgeons to tie secure knots arthroscopically, which is one of the most technically demanding skills in arthroscopic surgery. Surgical complications, including damage to the vascular and neural system, can arise during this time-consuming suturing process, due in part to the necessity of creating a small opening at the back of the knee to allow for the passing of sutures and the tying of knots.

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

      The Company developed its PLLA tack to provide the surgeon with an easy to use implant designated to reduce the risk of long-term and intra-operative tissue damage that may occur in traditional suturing techniques. The insertion procedure for the Company's tack involves the use of standard surgical techniques to first create a channel in the ligament and a small drill hole in the bone, and then attaching the ligament with manual pressure. The Company's tack is designed to swell in the drill hole in order to provide immediate fixation and to withstand stresses in the thumb. The degradation of the tack after healing of the reattachment site reduces the risk of long-term tissue damage. In the U.S., the Company's PLLA tacks are cleared for use in repairing ligaments of the thumb.

      PLLA Bankart Tacks

      Forward dislocations of the shoulder joint involve the separation of the ligaments from the bones that form the shoulder socket. Open surgical procedures to repair the damaged ligaments are the standard of care in treating patients with recurrent forward shoulder dislocations. However, more recently, minimally invasive procedures have also been developed to repair these injuries. Initially, metal screws were used to reattach the ligament to the bone. This approach proved unsatisfactory, however, because the screws often became loose, causing pain. Resorbable sutures have also been used to reattach the soft tissue to the bone. However, while they proved effective, the sutures are sometimes difficult to insert and present a risk of nerve injury. Resorbable tacks, staples or plugs were subsequently developed to avoid the problems associated with metal screws and resorbable sutures. The advantages of resorbable tacks, staples or plugs are that they can be easily inserted into the bone for reattachment of soft tissue and, because they are resorbable, they do not require surgical removal. In addition, unlike metal screws, resorbable tacks or plugs do not cause tissue irritation due to metal corrosion and loosening.

      The Bionx Bankart Tack was cleared by the FDA in January 1998 for use in reattaching soft tissue to bone to repair a specific type of forward shoulder dislocation. It is a high-strength, biocompatible, resorbable tack-type product, which can be used in either open or minimally invasive surgery. The SR-PLLA material enables the device to retain sufficient strength to maintain soft tissue reattachment throughout the healing period, while its gradual resorption eliminates the need to remove the device at a later point in time.

      Contour Labral Nail

      The Contour Labral Nail is a cannulated bioresorbable device used to reattach soft tissue to bone resulting from traumatic shoulder injuries. This product was cleared by the FDA at the end of 1999. The Contour Labral Nail allows the surgeon to reposition the labrum ligament complex back to the shoulder's glenoid rim with a relatively quick and easy minimally invasive surgical technique. Traditional shoulder surgery, whether open or minimally invasive, involves tacking, anchoring or suturing the soft tissue to the underlying bone. The Company believes that the design of the Contour Labral Nail allows for an easy and safe arthroscopic technique through creation of two portals, resulting in a quick and simple minimally invasive procedure.

      The design is anatomically correct, with the objective of reducing the chances for impingement of the implant to the humeral head. The contoured head corners the labrum ligament complex to the glenoid rim, thus creating a bumper effect that eliminates anterior dislocation without the head of the resorbable implant impinging on the humeral head.

      SmartNail

      The SmartNail is a bioresorbable implant used during orthopedic surgery. This product was cleared by the FDA at the end of 1999. The SmartNail is indicated to maintain fixation and accurate alignment of small bone fractures, osteochondral fragments or osteochondritis dissecans lesions which are generally subchondral bone chips involving the overlying cartiledge. Many osteochondral fragments are derived from repetitive trauma during athletic or recreational activities or can be derived from direct trauma induced from such incidents as a motor vehicle accident.

      The SmartNail resorbable implant addresses some of the current issues surrounding the use of fixation implants for osteochondral fragments. The product allows the surgeon to deliver a resorbable implant arthroscopically, thus simplifying the procedure and minimizing the patient morbidity that is associated with open fixation and the use of metal screws. In addition, the SmartNail has the benefits of bioresorbable fixation, which are no second surgery for removal of the metal implant, radiolucency, reduced stress shielding and a history of clinical effectiveness and safety.

      SmartScrew ACL

      The SmartScrew ACL is a cannulated, bioresorbable interference screw used to attach a graft during cruciate ligament reconstruction, including bone-patella tendon-bone or soft tissue grafts. This product was cleared by the FDA at the end of 1999. The Company estimates that one out of 3,000 Americans and 300,000 people worldwide experience problems with their anterior and posterior cruciate ligaments that may require surgical intervention.

      Made from a patented, Self-Reinforcing manufacturing process, the SmartScrew ACL reduces the chances of the screw shearing and breaking during insertion - an occurrence that has been associated with molded polymer implants. The Company believes that the advantages of bioresorbable implants over metal implants are: 1) revision surgery with resorbable implants is believed to be easier and safer; 2) resorbable implants are radiolucent; as a result, they do not interfere with post surgical radiographs; and 3) resorbable interference screw implants are clinically equivalent to metal interference screws. The SmartScrew ACL implant competes in the interference screw product segment, which comprises over 90% of the market for all fixation type devices used during anterior and posterior cruciate ligament reconstruction.

Craniofacial Fixation

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

      In response to the needs in the market, the Company has developed a resorbable, self-expanding stent for use in urological procedures. The Company's resorbable prostate stents are used to improve urine flow-rates whenever the temporary relief of BPH symptoms is needed. The design of the Company's stent allows it to be easily inserted under direct vision with a cystoscope, making the device suitable for both hospital as well as physician office use. The self-expanding nature of the Company's stent fixes the device firmly in the prostate to prevent the problems of dislocation so prevalent with previously marketed temporary stents.

      In various clinical studies, the Company's prostate stents have been shown to enable patients to avoid the need for catheterization following a variety of surgical procedures, to achieve relief from their symptoms while waiting for a therapeutic procedure, and to improve symptoms while waiting for BPH drug therapy to become effective. The Company's prostate stents are approved for sale in most international markets. In the US, the FDA has advised the Company that its urology stent will require approval under the FDA's Premarket Approval ("PMA") process, which is generally more expensive and time-consuming than the FDA's 510(k) Premarket Notification process. The Company's stents cannot be marketed or sold in the U.S. until approval is obtained from the FDA. See "Government Regulation."

Instrumentation

      The Company, with the assistance of certain contract manufacturers, has developed a series of instrumentation systems designed for use with each of the Company's product lines. The Company distributes its instruments both on an instrument-by-instrument basis or in kits. The implant grade stainless steel instruments are manufactured by third-parties and are designed specifically to enable implantation of a particular product manufactured by the Company. All of the Company's currently distributed instrumentation systems are reusable. Accordingly, sales or consignment of instrumentation systems are directed to new customers and to existing customers who are planning to initiate usage of one or more of the Company's new or existing products. In most cases, instrumentation is provided to customers when they purchase a certain level of implant products. The costs of such instruments for dealers and distributors are amortized over their estimated useful life. However, due to increased competitive activity in the hospital setting, the company began expensing instruments during the fourth quarter 1999 as they are placed in hospitals for use by the surgeon. See Notes 2 and 3 of the Notes to the Company's Consolidated Financial Statements.

GEOGRAPHIC INFORMATION

      For geographic information regarding the Company, see Note 14 of the Notes to the Company's Consolidated Financial Statements.

PRODUCT DEVELOPMENT

      The Company's product development efforts focus upon expanding the use of the Company's platform technology to address the limitations of traditional surgical techniques and existing implants. To date, all of the Company's implants sold in the U.S. have been cleared through the 510(k) Premarket Notification process. Lengthier and more costly PMA submissions will be required in order to obtain approval to sell urological stents and may be required for other new products in the U.S. The Company incurred research and development expenses of $871,101, $2,360,485 and $3,758,680 during 1997, 1998 and 1999, respectively.

      During 1999 the Company began to establish product development activities in the U.S. Several key employees were added to focus on new product development programs involving surgeons from the U.S.

      During 1999 the Company entered into development, marketing and distribution agreements with Mentor and Toray to fund the development and regulatory costs associated with urology stent applications, to develop the U.S. and international markets and to distribute urology stents.

      In addition, The Company is engaged in a number of studies designed to enable the Company to increase the surgical applications and benefits of existing products and to introduce new products.

      The Company's estimations of the benefits, criteria, markets, uses, features, market acceptance, medical indication and other items related to its products constitute Forward Looking Statements. See Exhibit 99.1 to this Annual Report on Form 10-K.

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

      During 1999 the Company entered into development, marketing and distribution agreements with Mentor and Toray to fund the development and regulatory costs associated with urology stent applications, to develop the U.S. and international markets and to distribute urology stents.


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

      The raw materials for the Company's PLLA and PDLA materials are currently available from three qualified sources. The raw materials for the Company's PGA products are currently provided to the Company by two qualified sources. These raw materials have been utilized in products cleared by the FDA and the Company's suppliers maintain Device Master Files at the FDA that contain basic toxicology and manufacturing information accessible to the FDA. The Company does not have long-term supply contracts with any of such suppliers. In the event that the Company is unable to obtain sufficient quantities of such raw materials on commercially reasonable terms, or in a timely manner, the Company would not be able to manufacture its products on a timely and cost-competitive basis which, in turn, would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if any of the raw materials for the Company's PLLA products are no longer available in the marketplace, the Company would be forced to further develop its technology to incorporate alternate components. The incorporation of new raw materials into the Company's existing products would likely require clearance or approval from the FDA. There can be no assurance that such development would be successful or that, if developed by the Company or licensed from third parties, devices containing such alternative materials would receive FDA clearance on a timely basis, or at all.

      The Company intends to add to its manufacturing capabilities by establishing manufacturing capabilities in the U.S. in order to increase its capacity for its existing and new products. The Company anticipates that it will either (i) equip and operate a leased facility in the eastern U.S. or (ii) contract with a third party to provide a manufacturing capability to the Company. The Company presently is exploring both of these alternatives. If the Company chooses to use a contract manufacturer, the Company would likely equip the manufacturer's facility, with the objective of ultimately transitioning to a Company-owned or Company-leased facility. The Company believes that on an interim basis, contract manufacturing may enable the Company to save certain staffing costs and enable senior management to focus on other aspects of its business; however, savings in staffing costs may be outweighed by fees payable to the contract manufacturer. The foregoing statements regarding such plans constitutes a Forward-Looking Statement. Actual timing could differ materially from such plans as a result of a number of factors, including the availability of trained personnel, the availability of necessary resources, space location factors and other factors cited in this paragraph. There can be no assurance that the Company will not encounter difficulties in scaling up production in the U.S., including problems involving production yield, quality control and assurance, and shortage of qualified personnel. In addition, the U.S. facility will be subject to GMP regulations, international quality control standards and other regulatory requirements. Difficulties encountered by the Company in manufacturing scale-up or the failure by the Company to establish and maintain the U.S. facility in accordance with such regulations, standards or other regulatory requirements could entail a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company continues to upgrade its production machinery and processes in Finland to address increased demand. No assurance can be given that the integration of these machines into the production process will occur within the scheduled time frame or will not result in difficulties in scale-up that could lead to delays in filling orders in the future.

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

      The Company's patent strategy has been to seek patent protection for the technologies that produce the Company's Self-Reinforced resorbable polymer products and, when available, for the products themselves. The Company owns or has licenses to patents issued in the United States and in various foreign countries and has patent applications pending at the U.S. PTO and in the patent offices of various foreign countries. The Company's four principal U.S. patents (two of which are owned by the Company and two of which are licensed to the Company on an exclusive basis) will expire between 2004 and 2008. The two principal U.S. patents owned by the Company relate to the Company's Self-Reinforced resorbable polymer products, the Company's sintering process, and resorbable polymer products produced from the Company's controlled drawing process. The Company has a U.S. patent relating to methods of making the Company's resorbable stents. The Company's other patents and patent applications relate to various uses for Self-Reinforced resorbable polymers, either alone or in combination with other resorbable polymers or biocompatible materials, and generally involve specific devices, applications or improvements of the technologies disclosed in the Company's principal patents and patent applications. European counterparts to the two principal U.S. patents that are owned by the Company and the Japanese counterpart to one such patent are currently the subject of opposition proceedings. The Company is vigorously defending its European and Japanese patent positions in these proceedings. One of these European patents was revoked by the European Patent Office for lack of novelty based on an earlier publication. The Company successfully appealed the European Patent Office's revocation decision and has had that patent reinstated. The other European patent and the Japanese patent applications are being challenged on lack of novelty and inventiveness grounds on the basis of disclosures made in patent and other publications. The validity of the European patent has been recently upheld by the European Patent Office. This favorable decision has been appealed and no assurance can be given that this decision will not be reversed. Further, no assurance may be given as to the outcome of the pending Japanese opposition proceedings. In order to clarify and confirm its U.S. patent position, the Company requested reexamination by the U.S. PTO of the two principal U.S. patents owned by the Company. The issues raised during the reexamination proceedings were resolved in the Company's favor on the patent describing the self-reinforcing method used in approximately 98% of the Company's existing products. The second reexamination is still proceeding through an appeal process. The U.S. PTO allowed some of the claims in the second reexamination, but finally rejected other claims in that application. This final rejection has been appealed by the Company to the U.S. PTO Appeals Board. The appeal in the second reexamination could result in some or all of the patent claims set forth in this U.S. patent being altered to provide narrower coverage or determined to be unpatentable. The claims that were allowed by the U.S. PTO cannot be issued in a reexamination until the appeal of the rejected claims is decided, and there is no guarantee that the allowed claims will be permitted by the Appeals Board to issue in a reexamination certificate. No assurance can be given as to the outcome of the ongoing reexamination process. Narrowing of the coverage or a holding of unpatentability of this U.S. patent may significantly ease entry to the U.S. market for the products of the Company's competitors and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      Additionally, the Company has a license to two principal U.S. patents. Pursuant to this license agreement, the Company has the exclusive right in the U.S. to manufacture, use and sell certain devices for fixation of meniscus lesions. This license agreement requires the Company to pay periodic royalties to the licensor, Saul N. Schreiber, M.D., an orthopaedic surgeon. The license has a term expiring in 2006, unless terminated earlier by the licensor for breach by the Company. In 1999, the Company paid or accrued a liability to the licensor for approximately $400,000 in royalties on sales that are covered under the agreement of $10.2 million. There can be no assurance that these patents licensed to the Company are valid and enforceable, and, if enforceable, that they cannot be circumvented or avoided by competitors.

      The Company has initiated a patent infringement lawsuit asserting that a third party who is selling self-reinforced devices is infringing one of the principal patents assigned to the Company. The Company is vigorously seeking both monetary and injunctive relief from the third party. The third party has asserted that this patent is invalid and not infringed and filed a motion for summary judgment on an issue of invalidity with the court. The court denied that summary judgment motion. However, if the patent is held to be invalid or not infringed, the third party will be able to continue selling its self-reinforced devices, and this could have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company had initiated two separate patent infringement lawsuits, asserting that two third parties who are selling devices for the fixation of meniscal lesions are infringing one of the principal patents licensed to the Company. One of those litigations settled, with the Company granting a royalty bearing license to the third party to sell its meniscal devices under the patent. In the other case, which is still pending, the Company is seeking both monetary and injunctive relief. The third party filed summary judgment motions asserting that the patent was invalid and unenforceable and that they did not infringe. In November 1999, the Company was orally informed by the judge's law clerk that the third party's motions with respect to invalidity and unenforceability will be denied but that the third party will prevail in the non-infringement motion. The Company has not received the judge's final judgment in writing. If the third party does in fact prevail, the Company intends to appeal. This litigation has been expensive, and there can be no assurance of the outcome. If the patent is finally held invalid, unenforceable or not infringed, the third party can continue to sell its meniscal fixation devices, and this could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      The Company is currently prosecuting two patent infringement cases in the United States. As noted above, the prosecution of such cases can be expensive, and there can be no assurances as to the outcome. Through December 31, 1999, the Company incurred costs of approximately $2.4 million relating to the prosecution of these two matters and the litigation that settled.

COMPETITION

      Competition in the medical device industry is intense both in the U.S. and abroad. In orthopaedics, the Company's principal competitors are the numerous companies that sell metal implants The Company competes with the manufacturers and marketers of metal implants by emphasizing the clinical advantages of the Company's Self-Reinforced, resorbable implants, which are the cost effectiveness, strength, reduction of stress shielding and the elimination of risks associated with the failure to perform removal surgeries. Within the resorbable implant market, Johnson & Johnson and Biomet sell an FDA-cleared resorbable product for use in the fracture fixation market. Other companies have reported that they are developing resorbable products for internal fixation. The Company is competing with Johnson & Johnson and Biomet and expects to compete with the other manufacturers of resorbable internal fixation devices primarily on the basis of the physiological strength of the Company's polymers, the length of the strength retention time demonstrated by the Company's products and ease of use.

      In knee arthroscopy for meniscal repair, the Company's Meniscus Arrow products compete with a non-resorbable product marketed by Smith & Nephew, resorbable products marketed by U.S. Surgical, Conmed, Johnson & Johnson and Arthrex, and with a series of suturing techniques developed by orthopaedic surgeons for the repair of the meniscus.

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

      Overall, the Company believes that the primary competitive factors in the markets for its products are safety and efficacy, ease of implantation, quality and reliability, pricing and the cost effectiveness of resorbable products as compared with non-resorbable products. In addition, the length of time required for products to be developed and to receive regulatory approval is an important competitive factor. The Company believes that it competes favorably with respect to these factors, although there can be no assurance that it will continue to do so. For information regarding the potential impact of certain competitive practices upon the Company's performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Results of Operations For the Years Ended December 31, 1997, 1998 and 1999 - Product Sales."

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

EMPLOYEES

      As of December 31, 1999, the Company employed 110 full-time employees; 24 full-time employees in the U.S. and 86 full-time employees in Finland. The Company also contracts with independent consultants from time to time. The Company's Finnish production and office employees are members of a union and the terms of their employment are governed in part by a collective bargaining agreement. The Company believes that it maintains satisfactory relations with its employees.

ITEM 2.  PROPERTIES

      The Company currently operates two facilities, a central manufacturing facility in Tampere, Finland that is part owned and part leased by the Company and office space in Blue Bell, Pennsylvania that is leased by the Company. The Finnish facility, comprising approximately 18,000 square feet, is located in an industrial science park adjacent to the Technical University at Tampere. Currently, that facility houses the Company's manufacturing, quality control and product development functions and serves as the Company's European customer service and central shipping location. The Company operates its corporate headquarters, its executive offices and marketing and sales and product development functions from its 13,500 square foot office space in Pennsylvania. The annual rent on these facilities is approximately $400,000. In addition, in order to establish a U.S. manufacturing presence, the Company anticipates that it will either (i) equip and operate a leased facility in the eastern U.S. or
(ii) contract with a third party to provide a manufacturing capability to the Company. No specific site has been selected. See "Business -- Manufacturing".

ITEM 3.  LEGAL PROCEEDINGS

      Reference is made to "Business -- Licenses, Trade Secrets, Patents and Proprietary Rights" for information regarding certain patent proceedings. The Company is subject from time to time to various other legal proceedings ("Other Proceedings"), including product liability claims, which arise in the ordinary course of its business. The Company believes that no existing Other Proceedings are likely to have a material adverse effect on its business, financial condition, and results of operations.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

      The Company's executive officers, their respective ages (as of December 31, 1999) and their positions with the Company are set forth below:


NAME                    AGE                 POSITION
----                    ---                 --------
Terence D. Wall          58   Chairman, Board of Directors
Gerard S. Carlozzi       43   President, Chief Executive Officer and Director
Pertti Tormala           54   Executive Vice President, Research and Director
Pertti Viitanen          49   Managing Director of the Company's Finnish
                              subsidiary
                              Vice President, Manufacturing
James Hogan              43   President, Stenting Division
Drew Karazin             46   Vice President and Chief Financial Officer

      Terence D. Wall is a founder of the Company and is also the founder of Vital Signs, a manufacturer of disposable anesthesia and respiratory devices, where he serves as President, Chief Executive Officer and Director. He received a Bachelor of Science degree from the University of Maryland and a Master of Business Administration degree from Pace University in 1975.

      Gerard S. Carlozzi has been President, Chief Executive Officer and a member of the Board of Directors of Bionx Implants, Inc. and operating subsidiaries since September 1999. He was appointed as the President and Chief Operating Officer in May 1999 and joined the Company in November 1998 as a Vice President. Prior to joining the Company he held positions with Synthes USA, a leader in Orthopedic and Maxillofacial Trauma products, as the Director of Biotechnology Development and the Director of Marketing and Product Development for Maxillofacial Surgical Products, from 1995 to 1998. From 1986 to 1995, Mr. Carlozzi held various positions with Acufex Microsurgical, a pioneer and leader in Arthroscopic orthopedic surgery, which was acquired by Smith & Nephew. At Acufex Microsurgical, as the General Manager for the Spinal Products Group and the Global Director of Research and Development he held positions responsible for Sales and Marketing, Research & Development, Manufacturing, Quality Assurance, Clinical and Regulatory Affairs and other various general management and business development functions. From 1979 to 1986, Mr. Carlozzi held various management positions in Marketing, Sales, Research and Development, for Infusaid Corporation, a manufacturer of implantable drug delivery systems. From 1974 to 1979, he held various product development positions for Boston Gear Works, an industrial manufacturer of power transmission products. Mr. Carlozzi holds degrees in Engineering and a Masters Degree in Business from Northeastern University.


      Pertti Tormala is a founder of the Company's Finnish subsidiaries and has directed the Company's research and development work since the mid-1980's. He has been a director of Bionx Implants, Inc. since its inception. Professor Tormala is the Chairman of the Institute of Biomaterials at the Technical University at Tampere and is an international lecturer on the science and application of bioabsorbable Self-Reinforced polymers in medicine. In 1995, Professor Tormala was elected to an Academy Professor Chair by the Finnish Academy. He has written and published a substantial number of peer reviewed articles, many on resorbable polymers. Professor Tormala received a Masters Degree and Ph.D. in Polymer Chemistry from the University of Helsinki.

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


      James Hogan joined the Company in November, 1998 as President, Urology and Non-Vascular Stenting Division. Prior to joining Bionx Implants, Mr. Hogan was President and CEO of ArgoMed, Inc., a privately held urology device company since March 1997. From August, 1993, until March 1997 he was the Vice President of Marketing and International Operations for Lotek, a drug delivery company in Switzerland. Prior to Lotek, Mr. Hogan spent 12 years in urology with American Medical Systems, in a variety of sales and marketing positions, based at various US and international locations.


      Drew Karazin joined the Company in December, 1999 as Vice President and Chief Financial Officer. Prior to joining the Company he was Chief Financial Officer of Life Medical Sciences, Inc., a publicly traded cardiovascular research company during 1998 and 1999. Prior to that he was the Chief Financial Officer for SCA Molnlycke, a $200 million subsidiary of a Swedish medical device and incontinence company during 1996 and 1997 and President of Jersey Integrated Healthcare, one of the largest physician management companies in New Jersey, during 1996. From 1992 to 1995 he was the senior executive responsible for Finance, M&A, Business Development, Strategic Planning, Information Systems and certain marketing and product development activities for Calgon Vestal Laboratories Inc., a $100 million division of Merck & Co., Inc. From 1983 to 1995 Mr. Karazin served in financial management positions, and from 1977 to 1983 he served in manufacturing and research positions, with Merck. Prior to the he was a research and manufacturing engineer at Chesebrough-Ponds.

      Executive officers serve at the discretion of the Board.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      (a) Market and Dividend Information

      The Company's Common Stock is traded on the Nasdaq National Market System under the symbol "BINX". The following table sets forth, for the periods indicated, the intra-day high and low sales prices per share of Common Stock on the Nasdaq National Market System:

                                                     High          Low
      First Quarter Ended March 31, 1998            $31.88        $17.88
      Second Quarter Ended June 30, 1998             24.94         15.00
      Third Quarter Ended September 30, 1998         16.63          5.50
      Fourth Quarter Ended December 31, 1998         10.88          4.88

      First Quarter Ended March 31, 1999              9.50          5.25
      Second Quarter Ended June 30, 1999              6.44          4.00
      Third Quarter Ended September 30, 1999          5.88          3.50
      Fourth Quarter Ended December 31, 1999          3.94          2.19

      As of March 29, 2000 there were 63 stockholders of record of the Company's Common Stock. The Company estimates that as of such date, there were approximately 1000 beneficial owners of its Common Stock, although no assurances can be given with respect to the accuracy of this estimate.

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

      (i) From April 25, 1997 through December 31, 1999, the Company has used the following amount of the net proceeds from such offering for the following categories enumerated by the SEC:


                                                           REASONABLE ESTIMATED
                                                                  AMOUNT
                                                           --------------------
CATEGORY                                                      (in thousands)
--------
Construction of plant, building and facilities                  $   2,433
Purchase and installation of machinery and equipment                1,909
Purchases of real estate                                                -
Acquisition of other businesses                                         -
Repayment of indebtedness                                             777
Working capital                                                    13,966

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

ITEM 6. SELECTED FINANCIAL DATA

      The following consolidated selected financial data is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related Notes thereto included elsewhere in this Annual Report. The Consolidated Statement of Operations data for the years ended December 31, 1997, 1998 and 1999 and the Consolidated Balance Sheet data as of December 31, 1998 and 1999 are derived from the audited Consolidated Financial Statements of the Company included elsewhere in this Annual Report. The Consolidated Statement of Operations data for the years ended December 31, 1995 and 1996 and the Consolidated Balance Sheet data at December 31, 1995, 1996 and 1997 are derived from audited consolidated financial statements not included in this Annual Report.

                                                                                    YEARS ENDED DECEMBER 31,
                                                             ------------------------------------------------------------------
                                                                1995           1996           1997          1998           1999
                                                                ----           ----           ----          ----           ----
                                                                           (In thousands except per share amounts)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues .............................................       $ 1,622        $ 5,379        $16,014       $21,100       $ 21,068
Cost of Goods Sold ...................................           538          2,214          3,678         4,527          5,857
Special charges Related to Inventory .................            --             --             --            --          6,241
Gross Profit .........................................         1,084          3,165         12,336        16,573          8,970
Operating Expenses ...................................         2,439          7,819         10,579        15,320         22,084
Operating income (loss) ..............................        (1,355)        (4,654)         1,757         1,253        (13,114)
Net income (loss) ....................................        (1,478)        (4,992)         2,158         1,261        (12,463)
Earnings (loss) per share(1):
     Basic ...........................................            --          (0.89)          0.28          0.14          (1.39)
     Diluted .........................................            --          (0.89)          0.25          0.14          (1.39)
Shares used in computing earnings (loss) per share(1):
     Basic ...........................................            --          5,621          7,787         8,918          8,943
     Diluted .........................................            --          5,621          8,526         9,243          8,943


                                                                                          DECEMBER 31,
                                                                ------------------------------------------------------------------
                                                                  1995          1996           1997           1998           1999
                                                                -------       -------       --------       --------       --------
CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit) ................................      $  (576)      $ 2,046       $ 24,549       $ 24,232       $ 11,556
Total assets .............................................        1,794         9,370         33,541         36,949         23,421

Long-term debt less current portion ......................          896           590            115             75             33
Mandatorily redeemable convertible
   preferred stock .......................................           --         5,000             --             --             --
Accumulated deficit ......................................       (2,693)       (7,686)        (5,527)        (4,266)       (16,729)
Total stockholders' equity (deficit)......................       (1,036)        1,023         29,081         30,241         17,994

--------------------

(1) In 1996, the Company was reorganized as described in Note 1 to the Consolidated Financial Statements. Accordingly, earnings (loss) per share is not presented for 1995.

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

OVERVIEW

      The Company was founded in 1984 to develop certain resorbable polymers for orthopaedic uses. The Company has incurred substantial operating losses since its inception and, as of December 31, 1999, had an accumulated deficit of approximately $16.7 million. Such losses have resulted to a large extent from expenses associated with the write off and reserve of impaired inventory, the development and patenting of the Company's Self-Reinforcing technologies and resorbable implant designs, preclinical and clinical studies, preparation of submissions to the FDA and foreign regulatory agencies, the development of sales, marketing and distribution channels, the write-off of acquired in-process research and development and the development of the Company's manufacturing capabilities. After recording profitable results for a number of quarters, the Company has again recorded losses in recent periods, including a loss of approximately $12.5 million in 1999. Although the Company's revenues grew significantly in the second half of 1996 and during 1997 and 1998, there was no revenue growth during 1999. No assurance can be given that revenues will grow in the future or that revenues will exceed expenses. There can be no assurance that the Company will be able to successfully commercialize its products or that the Company will be profitable again.

      In late 1998, the Company entered into an expansion phase building inventory levels and personnel in anticipation of continued growth in its core business and the introduction of new products in the Craniofacial surgical market. Actual sales results were substantially less than planned; thus these increased expenditures, together with legal costs incurred to protect the Company's intellectual property and a 1% year over year (1999 vs 1998) reduction is sales resulted in operating losses during 1999 of approximately $13.1 million.

      The Company incurred losses of $865,000 and $3,560,000 in the first and second quarters of 1999. During the second quarter of 1999, the Company began to implement initiatives to refocus its business and reallocate critical resources with a goal of achieving sales growth, profit improvement and a positive cash flow position. Management initiatives included: development and implementation of a management-restructuring plan that included adding critical resources in areas that will have the greatest impact on sales growth and profit improvement; consolidation of sales efforts for craniofacial and orthopedic products designed to improve sales efficiencies, increase market coverage and reduce the Company's cost of sales; reduction in sales administration to reduce the Company's overall selling costs; refocus of R&D investments on new product introductions that will provide complementary product offerings for orthopedic and craniofacial products; consolidation of global inventories to reduce the Company's overall investment in inventories and improve customer service levels; reduction in inventory levels to improve inventory turn rates thereby reducing the Company's cash requirements to support inventory investments; increases in sales and marketing efforts designed to expand sales contributions from markets outside of the US; and the implementation of surgeon educational programs designed to increase surgeon awareness and use of the Company's products. In addition to these initiatives, during the second quarter of 1999, four new patents were issued for the application of the Company's technology for orthopedic indications.

      During the third and fourth quarters of 1999, the Company continued to implement these initiatives and refocus its business in an attempt to improve its profitability and operations performance. Four new products were introduced. The loss from operations excluding the special inventory charges, increased reserves and litigation costs; has been reduced from $2,028,000 in the second quarter 1999 to $699,000 in the third quarter and $335,000 in the fourth quarter at December 31, 1999. The Company's cash and cash equivalents improved from $2.9 million at September 30, 1999 to $3.2 million at December 31, 1999, representing the improvements made in cash flow management and our continued efforts to achieve a positive cash flow during 2000.

      No assurances can be given that the Company's initiatives will result in profitable operations in the future.

      The Company first introduced its PGA pins in 1984 and its PGA screws in 1986. In 1987, the Company introduced its first PLLA products, PLLA pins. PLLA screws were introduced in 1989. Since the introduction of these products, the Company has expanded its PGA and PLLA pin and screw product lines to address additional clinical indications. The Company's PGA membrane product was introduced in 1992, and, in 1995, the Company launched its Meniscus Arrow, PLLA tacks, and PGA and PLLA urology stents. In 1998, the Company launched its cranio-facial product line. Prior to 1996, the Company derived substantially all of its revenue from sales of its PLLA and PGA screws and pins. A substantial portion of the Company's revenues and revenue growth in the second half of 1996 and during 1997 and 1998 resulted from sales of the Meniscus Arrow, which received FDA clearance in March 1996. To date, all products sold by the Company have been launched first in international markets. During 1997, 1998 and 1999, international product sales represented approximately 15%, 20% and 18%, respectively, of the Company's total product sales. See Note 14 of the Notes to the Company's Consolidated Financial Statements.

      The Company typically sells, consigns or provides free of charge to hospitals implant grade, stainless steel surgical instruments for use with each of its Self-Reinforced, resorbable products. The sale of these instruments result in margins which are typically lower than the margins applicable to the Company's implant products. For financial statement purposes, revenues from the sale of instrumentation systems are included within product sales and costs associated with such systems are included within cost of goods sold. However, due to increased competitive activity in the hospital setting, the Company began expensing instruments during the fourth quarter 1999 as they are placed in hospitals for use by the surgeon. In the case of consigned product to distributors and dealers, the Company amortizes the cost of the instrumentation over a three to four year period as cost of goods sold. Sales and loans of such systems are likely to be most pronounced in periods shortly after product launches and likely to be less prevalent as penetration of the market increases over the long term. For information regarding the Company's instrumentation practices, see "Business -- Products -- Instrumentation."

      The Company sells its products through managed networks of direct sales agents, independent sales agents, distributors and dealers. In the U.S., the Company handles all invoicing functions directly and pays commissions to its sales agents or representatives. Outside the U.S., the Company sells its products directly to distributors and dealers at discounts that vary by product and by market. Accordingly, the Company's U.S. sales result in higher gross margins than international sales.

      Outside of the orthopaedic market, the Company may seek to establish licensing or distribution agreements with strategic partners to develop certain products and to market and distribute products that the Company elects not to distribute through its managed networks of independent sales agents, distributors and dealers. No assurance can be given that the Company will be able to enter into license arrangements on satisfactory terms.

      The Company has entered into agreements pursuant to which the Company is obligated to pay royalties based on net sales of certain of the Company's products, including the Meniscus

Arrow. To the extent that sales of the Meniscus Arrow products and other licensed products increase in future periods, the Company's license obligations are expected to increase.

      The Company invoices more than 85% of its consolidated revenues in US Dollars. Approximately 72% of the expenses incurred by the Company are denominated in US Dollars. The remaining portion of revenues and expenses are denominated in European currencies, predominantly Finnish Markka. The Company seeks to manage its foreign currency risk for these other currencies through the purchase of foreign currency options and forward contracts. No assurances can be given that such hedging techniques will protect the Company from exposure resulting from relative changes in the economic strength of the foreign currencies applicable to the Company. Foreign exchange transaction gains and losses can vary significantly from period to period.

      In April, 1999 the Company entered into a distribution agreement with Mentor Corporation. Under the terms of the agreement, Mentor has exclusive distribution rights for all of the Company's current and future bioabsorbable stent products for urology applications in all areas of the world other than the U.S. and Japan. In exchange for exclusive distribution rights, Mentor must achieve certain minimum market penetration objectives, and pay the Company a pre-agreed percentage of the customer sales price on all stent products sold. During December 1999, the Company renegotiated the agreement with Mentor to include the exclusive distribution rights for the U.S. In exchange for the U.S. distribution rights, Mentor will pay all costs and expenses associated with development, clinical and registration costs of current and future stents for urology applications on a global basis, excluding Japan. The Company also entered into an agreement with Toray, a Japanese company, for the exclusive distribution rights for stent products in Japan. Toray will pay all costs and expenses associated with development, clinical and registration costs of current and future stents for urology applications in Japan.

      While the Company's operating losses have resulted in net operating loss carryforwards of approximately $ 8.5 million for Federal, foreign and state income tax reporting purposes as of December 31, 1999, the extent to which such carryforwards are available to offset future U.S. and Finnish taxable income may be limited as a result of various ownership changes that have occurred in recent years. Additionally, because tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these carryforwards for income tax purposes. Furthermore, income earned by a foreign subsidiary may not be offset against operating losses of U.S. entities. The statutory tax rates applicable to the Company and its foreign subsidiaries vary substantially. Tax rates have fluctuated in the past and may do so in the future. See Note 12 of the Notes to the Company's Consolidated Financial Statements.


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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

      Product Sales

      The Company's product sales increased by 31% from $15.8 million in 1997 to $20.7 million in 1998, and decreased by 1% to $20.5 million in 1999. The increase in product sales in 1998 reflected continued penetration in Meniscus Arrow sales in the United States and increased sales of several non-Arrow products in both the U.S. and international markets. The decrease in product sales in 1999 reflected a reduction in sales of Sports Medicine products, including the Meniscus Arrow, offset to a large degree by the increase in sales of Orthopedic Trauma and Craniofacial products. Meniscus Arrow sales were negatively impacted by a reduction in the number of arrows used per surgery and the increase in non-Arrow sales reflects new products and market opportunities. Revenues generated from the sale of instrumentation systems and related loaner fees represented 11%, 8% and 4% of total sales in 1997, 1998 and 1999, amounting to $1.8 million in 1997, $1.7 million in 1998 and $0.9 million in 1999. The decline from 1998 to 1999 in both percentage and dollar terms was primarily due to the increasingly competitive environment and a trend toward giving the instruments to healthcare institutions. Instrumentation revenues relating to the Meniscus Arrow during 1997, 1998 and 1999 were approximately $850,000, $624,000 and $322,000 respectively.

      License and grant revenues. License and grant revenues increased by 73% from $242,000 in 1997 to $418,000 in 1998 and by 48% to $618,000 in 1999. The
increase in revenues from 1997 to 1998 resulted from an increase in the level of research activity during 1998. The increase in revenues from 1998 to 1999 resulted from increased government and university funding.

      Gross profit; gross profit margins. The Company's gross profit increased by 34% from $12.3 million in 1997 to $16.6 million in 1998 and decreased by 46% to $9.0 million in 1999. The increase in the Company's gross profit during 1998 primarily reflected the increased sales of Meniscus Arrow products after their introduction in the U.S. in the second quarter of 1996. The decrease in 1999 includes $6.2 million of special charges related to instrument and obsolete inventory; the gross profit excluding these adjustments would have been $15.2 million. Overall, the Company's gross profit margin increased from 77% in 1997 to 79% in 1998 and decreased to 43% in 1999. Excluding the special charges the gross profit margin would have decreased to 72% in 1999, which includes an increased amortization of instruments placed with distributors and a change in mix towards products with lower gross margins.

      The Company amortizes the cost of instrumentation inventory consigned to distributors and dealers, and classifies this as an inventory reserve. The Company's total amortization charge for these items increased from $800,000 at December 31, 1998 to $1,903,000 during 1999. The increase is due to a related increase in the number of instruments consigned versus the previous practice of selling the instruments. During the fourth quarter, the Company began expensing the instruments given to hospitals as their future benefit is unpredictable. During the fourth quarter 1999 the Company changed its accounting estimate for instruments consigned to hospitals. Additionally, in the fourth quarter, the Company identified certain distributor accounts that had been terminated by the Company and had outstanding inventory balances. The Company wrote off $382,000 of gross implant inventory and $886,000 of gross instrument that had been placed with these distributors, used as samples and or it is cost prohibitive to pursue such accounts and retrieve the products.

In the second quarter, the Company recorded a charge of $929,000 for excess implant and instrument inventory due to changes in technology and the introduction of new and competing instruments. This charge was increased by $1,594,000 in the fourth quarter as these continued changes in technology created excess inventory.



      In aggregate, the foregoing charges resulted in a Special Charge of $6.241 million during 1999. The net fourth quarter impact of the change in estimate for the hospital instruments was $2.45 million.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased by 30% from $9.7 million in 1997 to $12.6 million in 1998, and by 26% to $15.9 million in 1999. Such expenses were 62% of product sales in 1997, 63% of product sales in 1998, and 78% of product sales in 1999. The increases in the dollar amount of selling, general and administrative expenses during these periods is partially attributable to salaries paid to newly employed sales persons (including the costs incurred in the launch of the craniofacial products), the increase in commission payment obligations reflecting the Company's increased product sales in the U.S., and the increase in expenses associated with establishing and supporting a managed network of independent sales agents in the U.S. Also contributing to this increase were costs incurred in connection with the Company's implementation of new business initiatives related to the restructuring of the Company's operations and organization to a system of managed sales agents and distributors from the aforementioned new sales employee structure, and the anticipation of new product launches.

      Research and development. Research and development expenses increased by 171% from $871,000 in 1997 to $2,360,000 in 1998 and by 59.1% to $3,758,000 in
1999. Research and development as a percentage of sales increased during this period from 9% in 1997 to 11% in 1998 to 18% in 1999. These increases reflected an increased volume of product development work being performed by the Company and increased staffing levels.


      Severance charges. During the second quarter of 1999, the Company incurred a one-time severance charge of $275,000 and incurred further charges of $21,000 during the remainder of the year related to additional employee severances. These severance charges relate to the organizational restructuring of the Company, including severance payments to the Company's former chief executive officer, chief financial officer and vice president of sales. The majority of the severance charges were paid prior to December 31, 1999.


      Patent litigation. The Company has incurred $2.1 million in legal fees to prosecute (and in one instance settle) three patent infringements suits during 1999. The patent litigation legal fees incurred during 1999 are part of the Company's efforts to protect and strengthen its proprietary intellectual property position. There were no material comparable charges in 1997. The comparable charge in 1998 was $350,000.

      Other income and expense. Other income and expense consists of interest income and expense and miscellaneous expense and income items. The Company generated net interest income of $752,000 in 1997, $986,000 in 1998 and $248,000 in 1999. A foreign currency transaction gain of $408,000 was recorded in "other income" in 1997, compared to a foreign currency transaction loss of $263,000 during 1998 and a gain of $466,0000 in 1999.

      Income taxes. In 1997, the Company recorded an income tax provision of $758,000, or 26 % of pretax income, which primarily reflected the income generated in the Company's Finnish subsidiary. In 1998, the Company recorded an income tax provision of $741,000, or 37% of pretax income. This increase in effective tax rate reflected the increase in income generated by the Finnish subsidiary taxed at the rate of 28%. Although an operating loss was recorded by the U.S. entity during 1998, no corresponding tax benefit was recognized due to the net operating loss position in the U.S. During 1999 both the US and Finnish operations had net losses with no benefit recorded. The tax charge of $63,000 was under 1% and represented an adjustment to the net deferred tax asset.

      Net income(Loss). The Company reported net income of $2,158,000 and $1,261,000 in 1997 and 1998, respectively and a loss of $12.5 million in 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 1999, the staff of the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying Generally accepted Accounting Principles to revenue recognition in financial statements, including recognition of non-refundable fees received upon entering into agreements. The Company is in the process of evaluating SAB 101 and the effect it will have on our Consolidated Financial Statements and current revenue recognition policy.


      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for, depending on the use of the derivative and whether it qualifies for hedge accounting under SFAS 133. Prospective application of SFAS 133, as amended, is required commencing with the first quarter of the fiscal year beginning after December 31, 2000, however, earlier application is permitted. We do not expect the impact of SFAS 133 to be material to our financial position and results of operations.


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


                                                          (in thousands)
1998
Quarter ended March 31..........................              $  4,459
Quarter ended June 30............................                5,057
Quarter ended September 30......................                 5,265
Quarter ended December 31.......................                 5,902

1999
Quarter ended March 31..........................              $  5,107
Quarter ended June 30...........................                 4,907
Quarter ended September 30......................                 4,802
Quarter ended December 31.......................                 5,634

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

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has relied upon bank loans, capital contributions by its principal stockholders and government grants to fund its operations. In September 1996, the Company completed a private placement of $5.0 million in preferred stock (all of which was converted into Common Stock upon consummation of the Company's initial public offering in April 1997) and warrants (all of which were exercised during April 1997). During 1997, the Company consummated its initial public offering. Net proceeds from the initial public offering and the exercise of warrants during April 1997 were $21.7 million. In addition, the Company made arrangements for a $2 million credit line, secured by the personal property of Bionx Implants, Inc. and a subsidiary. During 1999 this credit line was increased to $4.0 million. Amounts to be advanced thereunder are subject to the lender's discretion and are limited to specific percentages of certain domestic receivables and inventory. To date, no amounts have been borrowed pursuant to this facility.

      At December 31, 1998 and 1999, cash and cash equivalents totaled $14.2 million and $3.2 million, respectively.

      The Company's liquidity has been weakened substantially during 1999. The Company's liquidity is dependent primarily upon its ability to improve operating results and thereby generate adequate cash flow from operations. Management has taken several steps designed to improve future financial results and reduce the amount of cash used by operations, including (i) developing a management restructuring plan to add critical resources to areas having the greatest impact in sales growth, (ii) consolidating sales efforts to improve sales efficiencies, increase market coverage and reduce selling costs, (iii) refocusing research and development investments on new product introductions, (iv) consolidating and reducing inventory levels, (v) increasing sales and marketing efforts outside the U.S., and (vi) where possible, reducing other operating expenses. However, there can be no assurance that these steps will be successful. The Company's operations may not provide sufficient internally generated cash flows to meet the Company's projected requirements. The Company's ability to continue to finance its operations will depend on its ability to achieve profitability by improving sales and margins, its ability to reduce cash outflows and, if necessary, its ability to obtain other sources of funding sufficient to support the Company's operations. No assurances can be given that such funding will be available on satisfactory terms or at all.

       On March 3, 2000, the Company completed a shareholder rights offering, pursuant to which it raised $4,046,485 (before deducting expenses of approximately $100,000) and issued 1,586,857 shares of Common Stock. The Company distributed 0.173 of a subscription right for each share of Common Stock outstanding on the January 10, 2000 record date for a total of 1,586,857 shares offered in the rights offering. The subscription price of $2.55 per share was established by the Board of Directors based on a 15% discount from the market price on January 14, 2000, at the time the offering was priced. The Company plans to use the proceeds of the rights offering for additional working capital to fund operations, for continuing research and development and for surgeon education programs.

      To the extent that funds generated from the Company's operations, together with its existing capital resources, and the net interest earned thereon, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. The terms of any further equity financing may be dilutive to stockholders and the terms of any debt financing may contain restrictive covenants, which limit the Company's ability to pursue certain courses of action. The Company does not have any committed sources of additional financing beyond that described above, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. Principal stockholders of the Company who previously provided funding to the Company and provided guarantees to sources of credit have indicated that they do not intend to continue furnishing such assistance. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations could be materially and adversely affected. The Company's future capital requirements and the adequacy of available capital resources will depend on numerous factors, including the Company's ability to successfully perform management initiatives initiated in 1999, market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, acquisition opportunities, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of the Company's efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of the Company's products. The sufficiency of the Company's capital reserves with respect to operations beyond 2000 will depend primarily upon the Company's operating results and the extent to which such results are capable of funding anticipated growth.

      The Company believes that existing capital resources from its $4.0 million discretionary credit line and its $4.0 million rights offering completed in 2000, together with cash flow from operations (if, and to the extent, generated), will be sufficient to fund its operations during 2000. This statement constitutes a Forward-Looking Statement. Actual results could differ materially from the Company's expectations regarding its capital requirements and its sources of capital. The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including management's ability to reverse recent trends, market acceptance of the Company's existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of the Company's efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of its products. The Company's operations did not produce positive cash flows during 1994, 1995, 1996, 1998 or 1999. To the extent that funds generated from the Company's operations, together with its existing capital resources (including its credit facility), and the net interest earned thereon, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. No assurances can be given that such funds will be made available to the company on acceptable terms or otherwise.




ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company conducts operations in countries other than the United States, primarily its manufacturing facility in Finland. The Company's consolidated financial statements are denominated in U.S. dollars, and accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results of foreign subsidiaries into U.S. dollars for purposes of recording the Company's consolidated financial results. As of December 31, 1999, the Company had 2 foreign currency contracts outstanding, with a face value of $54,344.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following financial information is set forth on the following pages immediately following this page:

                                                                         Page
Independent Auditors' Report                                             F-1

Consolidated Balance Sheets as of
    December 31, 1998 and 1999                                           F-2

Consolidated Statements of Operations
  for the Years Ended December 31,
  1997, 1998 and 1999                                                    F-3

Consolidated Statement of Stockholders'
  Equity (Deficit) and Comprehensive Income for the Years
  Ended December 31, 1997, 1998 and 1999                                 F-4

Consolidated Statements of Cash Flows
  for the Years Ended December 31,
  1997, 1998 and 1999                                                    F-5

Notes to Consolidated Financial Statements                               F-7

Schedule II - Valuation and Qualifying Accounts                          F-20

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Bionx Implants, Inc.:

      We have audited the accompanying consolidated balance sheets of Bionx Implants, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bionx Implants, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                              KPMG LLP




Philadelphia, Pennsylvania
April  7, 2000

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999

                                                                               DECEMBER 31,
                                                                    ---------------------------------
                                                                        1998                 1999
                                                                    ------------         ------------
ASSETS
Current assets:
   Cash and cash equivalents ...............................        $ 14,213,368         $  3,186,487
   Inventory, net (note 3) .................................           9,777,988            7,773,882
   Trade accounts receivable, net of allowance of
      $142,883 and $440,698 as of December 31, 1998
      and 1999, respectively ...............................           4,643,280            3,540,071

   Grants receivable .......................................             188,888              136,523
   Related party receivable(note 5) ........................             275,129              320,549
   Prepaid expenses and other current assets, net of
       allowance of $223,325 ...............................             689,975              913,746
   Deferred tax asset ......................................             828,784              797,908
                                                                    ------------         ------------
Total current assets .......................................          30,617,412           16,669,166

Investments ................................................              87,115               87,115
Plant and equipment, net (note 4) ..........................           2,560,440            2,723,058
Goodwill and intangibles, net ..............................           3,684,081            3,941,836
                                                                    ------------         ------------
Total assets ...............................................        $ 36,949,048         $ 23,421,175
                                                                    ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable ..................................        $  4,176,406         $  2,940,217
   Long-term debt, current portion (note 7) ................              40,842                   --
   Current income tax liability ............................             577,673                   --
   Accrued and other current liabilities (note 6) ..........           1,590,589            2,172,888
                                                                    ------------         ------------
Total current liabilities ..................................           6,385,510            5,113,105
                                                                    ------------         ------------
Long-term debt (note 7) ....................................              74,527               33,370
Deferred tax liability .....................................             248,395              280,694
                                                                    ------------         ------------
Total Liabilities ..........................................           6,708,432            5,427,169

Stockholders' equity (notes 9 and 11)
      Preferred stock, par value $0.001 per share.
           8,000,000 shares authorized,
           None issued and outstanding .....................                  --                   --

     Common stock, par value $0.0019 per share,
          31,600,000 shares authorized, 8,922,076 and
          9,199,085 shares issued as of
          December 31, 1998 and 1999, respectively .........              16,952               17,478


     Treasury stock, 20,500 and 26,500 shares as of December
      31, 1998 and 1999, respectively ......................            (128,198)            (161,695)
     Additional paid-in capital ............................          35,642,502           35,891,976
     Accumulated deficit ...................................          (4,266,009)         (16,729,122)
     Accumulated other comprehensive income ................          (1,024,631)          (1,024,631)
                                                                    ------------         ------------

Total stockholders' equity .................................          30,240,616           17,994,006
                                                                    ------------         ------------

Total liabilities and stockholders' equity .................        $ 36,949,048         $ 23,421,175
                                                                    ============         ============


         See accompanying notes to consolidated financial statements.

                          BIONX IMPLANTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                               YEARS ENDED DECEMBER 31,
                                                 ------------------------------------------------------
                                                     1997                 1998                 1999
                                                 ------------         ------------         ------------
Revenues:
   Product sales ........................        $ 15,772,674         $ 20,682,965         $ 20,450,448
   License and grant revenues (note 13) .             241,685              417,507              617,716
                                                 ------------         ------------         ------------
         Total revenues .................          16,014,359           21,100,472           21,068,164
                                                 ------------         ------------         ------------

Cost of goods sold ......................           3,678,112            4,527,301            5,857,189
Special charge related to instrument
    and  implant inventory ..............                  --                   --            6,241,000
                                                 ------------         ------------         ------------

Gross profit ............................          12,336,247           16,573,171            8,969,975
                                                 ------------         ------------         ------------

Selling, general and administrative .....           9,708,389           12,609,532           15,887,518
Research and development ................             871,101            2,360,485            3,758,680
Severance charges .......................                  --                   --              296,082
Patent litigation expense ...............                  --              350,000            2,141,332
                                                 ------------         ------------         ------------

Total operating expenses ................          10,579,490           15,320,017           22,083,612
                                                 ------------         ------------         ------------

Operating income (loss) .................           1,756,757            1,253,154          (13,113,637)
                                                 ------------         ------------         ------------

Other income and (expenses):
   Interest income net ..................             751,694              985,609              247,502
   Other, net ...........................             408,256             (236,002)             466,197
                                                 ------------         ------------         ------------

         Total other income, net ........           1,159,950              749,607              713,699
                                                 ------------         ------------         ------------

Income (loss) before provision for income
  taxes .................................           2,916,707            2,002,761          (12,399,938)
Provision for income taxes (note 12) ....            (758,344)            (741,416)             (63,175)
                                                 ------------         ------------         ------------

Net income (loss) .......................        $  2,158,363         $  1,261,345         $(12,463,113)
                                                 ============         ============         ============

Earnings (loss) per share (note 2):
     Basic ..............................        $       0.28         $       0.14         $      (1.39)
     Diluted ............................                0.25                 0.14                (1.39)
Shares used in computing
     earnings (loss) per share (note 2):
     Basic ..............................           7,786,937            8,918,391            8,942,866
     Diluted ............................           8,526,081            9,243,369            8,942,866


          See accompanying notes to consolidated financial statements.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                                  INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


                                               COMMON
                                               STOCK                                                      FOREIGN
                                             PAR VALUE                    ADDITIONAL                      CURRENCY         TOTAL
                                             OR STATED     TREASURY        PAID-IN        ACCUMULATED    TRANSLATION   STOCKHOLDERS'
                                               VALUE         STOCK         CAPITAL          DEFICIT      ADJUSTMENT        EQUITY
                                             ----------   -----------    ------------    ------------    -----------    -----------
Balance, December 31, 1996 ...............   $   10,105            --    $  8,967,993    $ (7,685,717)   $  (269,577)   $ 1,022,804

Proceeds from initial public offering, net        4,370            --      21,095,441              --             --     21,099,811
Conversion of Series A mandatorily
    Redeemable convertible
    Preferred stock ......................        2,000            --       4,998,000              --             --      5,000,000

Proceeds from warrant exercise ...........          466            --         551,568              --             --        552,034
Proceeds from the exercise of
    incentive stock options ..............            1            --           3,252              --             --          3,253
Comprehensive income .....................           --                                     2,158,363       (755,054)      1,403,309
                                             ----------   -----------    ------------    ------------    -----------    -----------

Balance, December 31, 1997 ...............   $   16,942            --    $ 35,616,254    $ (5,527,354)   $(1,024,631)   $29,081,211

Treasury stock purchased .................           --   $  (128,198)             --              --             --       (128,198)
Proceeds from the exercise of
    incentive stock options ..............           10            --          26,248              --             --         26,258
Comprehensive income .....................                                                  1,261,345                     1,261,345
                                             ----------   -----------    ------------    ------------    -----------    -----------

Balance, December 31, 1998 ...............   $   16,952   $  (128,198)   $ 35,642,502    $ (4,266,009)   $(1,024,631)   $30,240,616
Treasury stock purchased .................           --       (33,497)             --              --             --        (33,497)
Proceeds from the exercise
    of incentive stock options ...........          526            --         249,474                             --        250,000
Comprehensive  (loss) ....................           --            --                     (12,463,113)                  (12,463,113)
                                             ----------   -----------    ------------    ------------    -----------    -----------

Balance, December 31, 1999 ...............   $   17,478   $  (161,695)   $ 35,891,976    $(16,729,122)   $(1,024,631)   $17,994,006
                                             ==========   ===========    ============    ============    ===========    ===========


          See accompanying notes to consolidated financial statements.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


                                                                          YEARS ENDED DECEMBER 31,
                                                             ---------------------------------------------------
                                                                 1997               1998                1999
                                                             ------------         ----------         -----------
Cash flows from operating activities:
  Net income (loss) .................................        $  2,158,363          1,261,345         (12,463,113)
                                                             ------------         ----------         -----------
  Adjustments to reconcile net income (loss) to
   net cash (used in) provided by operating
   activities:
   Depreciation and amortization ....................             268,366            815,781           1,391,646
   Deferred tax provision ...........................            (355,000)          (225,389)             63,175
    Provision for bad debt ..........................                                                    297,815
    Special charge related to inventory .............                                                  6,241,000
   Change in assets and liabilities:
     (Increase) in inventory ........................          (1,367,006)        (1,803,177)         (4,236,894)
     (Increase) decrease in accounts receivable, net           (1,529,053)        (7,228,460)            805,394
     (Increase) decrease in grant receivable ........              (6,140)           (59,935)             52,365
     Decrease in deferred
       Issuance costs ...............................             194,981                 --                  --
     (Increase) in prepaid expense, related
       party and other assets .......................              (3,910)          (576,878)           (269,191)
     Decrease in deposits ...........................              43,964                 --                  --
     Increase (decrease) in accounts payable ........             922,805          2,401,446          (1,236,189)
     (Decrease) in related party ....................             (88,826)           (74,358)                 --
     Increase (decrease) in current tax liability ...             769,093           (664,951)           (577,673)
     Increase  in accrued and other
        liabilities .................................             148,722            381,445             582,299
                                                             ------------         ----------         -----------



Net cash provided by (used in) operating
   activities .......................................        $  1,156,359         (5,773,131)         (9,349,366)
                                                             ------------         ----------         -----------

Cash flows from investing activities:
   Purchases of plant and equipment .................            (412,263)        (2,044,271)         (1,192,436)
   Purchases of computer software and intangibles ...                  --           (455,627)           (619,583)
   Proceeds from sale of investments ................              15,165                 --                  --
                                                             ------------         ----------         -----------


Net cash used in investing activities ...............        $   (397,098)        (2,499,898)         (1,812,019)
                                                             ------------         ----------         -----------

Cash flows from financing activities:
   Repayment of long-term debt ......................            (646,259)           (43,315)            (81,999)
   Proceeds from initial public offering, net .......          21,099,811                 --
   Purchase of treasury shares ......................                  --           (128,198)            (33,497)
   Exercise of warrants .............................             552,034                 --                  --
   Proceeds from exercise of employee
     stock options ..................................               3,253             26,258             250,000
                                                             ------------         ----------         -----------

Net cash provided by (used in) financing activities          $ 21,008,839           (145,255)            134,504

                                                             ------------         ----------         -----------

                                                                                                       Continued

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


Net effects of foreign exchange rate differences ....        $   (729,579)                 --                  --
                                                             ------------         -----------         -----------

Net increase (decrease) in cash and
   cash equivalents .................................          21,038,521          (8,418,284)        (11,026,881)

Cash and cash equivalents at beginning of year ......        $  1,593,131          22,631,652          14,213,368
                                                             ------------         -----------         -----------

Cash and cash equivalents at end of year ............        $ 22,631,652          14,213,368           3,186,487
                                                             ============         ===========         ===========

Supplemental disclosure of cash flow information:
Cash paid for interest ..............................        $     26,398               1,423               3,258
Cash paid for taxes .................................        $    190,578           1,631,756             275,321
                                                             ============         ===========         ===========


Non-cash financing activities:
   Issuance of common stock related to the
      Conversion of Series A mandatorily redeemable
      convertible preferred stock to common stock ...        $  5,000,000                  --                  --
                                                             ============         ===========         ===========


           See accompanying notes to consolidated financial statements

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

(1) ORGANIZATION

      Basis of Presentation


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

      Bionx Implants, Inc. (the Company) was originally incorporated in October 1995 as a Delaware corporation. In 1996, the Company completed a reorganization, whereby four corporate entities that constituted the business activities of the Company were reorganized into Bionx Implants, Inc. The shareholders of the four separate corporations who were shareholders having a common interest in the combined activities of the business exchanged their shares pro-rata, directly or indirectly, for the shares of Bionx Implants, Inc.

      Given the common ownership relationship of the four predecessor corporations and the subsequent reorganization into the Company, the accompanying financial statements include the four predecessor corporations' financial statements consolidated as of December 31, 1998 and 1999, and for the years ended December 31, 1997, 1998 and 1999.


      Initial Public Offering

      During the second quarter of 1997, the Company completed its initial public offering (the "IPO") of 2,300,000 shares of Common Stock (including the exercise of the underwriter's over-allotment option of 300,000 shares) at $10.50 per share. (Note 9)

      Business Purpose

      The Company is a leading developer, manufacturer and marketer of self-reinforced, resorbable polymer implants, including screws, pins, arrows and stents, for use in a variety of applications which include orthopaedic surgery, urology, dentistry and craniofacial surgery. The Company's proprietary manufacturing processes self-reinforce a resorbable polymer, modifying the gel-like or brittle polymer structure into a physiologically strong structure with controlled, variable strength retention (ranging from three weeks to six months depending upon the medical indication). The Company currently markets its sixteen product lines through managed networks of independent agents, distributors and dealers.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation

      The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

      Inventory

      Inventory is valued at the lower of cost or market, with cost being determined under a first-in, first-out (FIFO) method. Reserves are established for excess and obsolete inventory on a specific identification basis. The instrument inventory, to the extent it is released on consignment to dealers and distributors in the US and dealers, distributors and hospitals in the rest of the world, is amortized over its estimated useful life of three years.


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

      Intangibles

      Patents and rights are stated at cost. Amortization of patents is recorded using the straight-line method over the remaining legal lives of the patents, generally for periods ranging up to 12 years. Software costs are stated at cost, and are amortized using the straight-line method over 5 to 7 years. Accumulated amortization related to intangibles was $415,484 and $616,398 at December 31, 1998 and 1999, respectively.

      The Company's policy is to evaluate the appropriateness of the carrying value of the unamortized balances of intangible assets on the basis of estimated future cash flows (undiscounted) and other factors. If such evaluation were to indicate an impairment of these intangible assets, such impairment would be recognized by a write-down of the applicable assets. The Company continues to evaluate the continuing value of patents and patent applications, particularly as expenses to prosecute or maintain these patents come due. Through this evaluation, the Company may elect to continue to maintain these patents, seek to out-license them or abandon them.

      Goodwill

      Goodwill, representing costs in excess of the fair value of assets acquired, is amortized on a straight-line basis over 20 years. On a periodic basis, the Company evaluates the carrying value of intangible assets based upon expectations of undiscounted cash flows. Accumulated amortization related to goodwill was $375,550 and $536,473 at December 31, 1998 and 1999, respectively.

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

      The Company's products require approvals or clearances from the U.S. Food and Drug Administration (FDA) and international regulatory agencies prior to commercialized sales. There can be no assurance that the Company's products will receive any of the required approvals or clearances. If the Company was denied such approvals or clearances, or such approvals or clearances were delayed, it would have a material adverse impact on the results of operations and financial position of the Company.

      Fair Value of Financial Instruments

      Financial Accounting Standards Board Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash, trade accounts receivable, prepaid expenses and other current assets, trade accounts payable and accrued expenses reported in the balance sheets equal or approximate fair value due to their short maturities. Based on the borrowing rates currently available to the Company, the fair value of all of the Company's loans is approximately their carrying value.

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

      Foreign Exchange Risk Management

      The Company hedges its estimated net economic exposure through foreign exchange options and forward contracts on a rolling 12-month basis. Market value gains are recognized in income currently and the resulting gains offset foreign exchange transaction losses. Determination of hedge activity is based upon market conditions, the magnitude of foreign currency assets and liabilities and perceived risks. Net foreign currency exchange transaction losses of $236,002 were recorded in "other income" in

1998 and net foreign currency exchange transaction gains of $466,197 were recorded in "other income" in 1999.


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

      Accounting for Income Taxes

      Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate change is enacted.

      Comprehensive Income

      On January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of the Company's comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss) for the year and foreign currency translation adjustments and is presented in the consolidated statement of changes in stockholder's equity and comprehensive income (loss). The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of the statement.


Comprehensive income (Loss) is summarized below:

                                                         1997               1998                1999
                                                     -----------         ----------        ------------
      Net income (loss)                              $ 2,158,363         $1,261,345        $(12,463,113)
      Foreign currency translation adjustment           (755,054)                --                  --
                                                     -----------         ----------        ------------
      Total comprehensive income (loss)              $ 1,403,309         $1,261,345        $(12,463,113)
                                                     ===========         ==========        ============


      Earnings (Loss) Per Share

      Basic earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period, giving effect to any treasury shares. Diluted earnings (loss) per share are computed using the weighted average number of common and potential dilutive common shares outstanding during the period. Potential dilutive common shares consist of stock options and warrants using the treasury stock method and are excluded if their effect is antidilutive.

      The following table sets forth the calculation of the total number of shares used in the computation of earnings (loss) per common share for the years ended December 31, 1997, 1998 and 1999:

                                                                1997             1998             1999
                                                             ---------        ---------        ---------
      Shares used in computing basic
               earnings (loss) per share                     7,786,937        8,918,391        8,942,866

      Assumed conversion of Series A Mandatorily
               Redeemable Convertible Preferred Stock
               and related warrants using the
               if-converted method                             405,310               --               --

      Incremental shares from assumed exercise of
               dilutive options and warrants                   333,834          324,978               --
                                                             ---------        ---------        ---------

      Shares used in computing pro forma diluted
               earnings (loss) per share                     8,526,081        9,243,369        8,942,866
                                                             =========        =========        =========

      During the year ended December 31, 1999 there were approximately 700,000 stock options and warrants that were considered antidilutive and, accordingly, excluded in the calculation of earnings (loss) per share.

      Reclassifications

      Certain amounts in the 1998 financial statements have been reclassified to conform to the current year presentation.

(3) INVENTORY

      Inventory consists of the following components as of December 31, 1998 and 1999:

                                                                  1998                 1999
                                                              ------------         ------------
Raw materials                                                 $  1,781,661         $  1,121,084
Finished goods - Implants                                        2,570,416            2,844,216
Instruments                                                      2,457,156            4,504,934
Instruments on consignment                                       3,944,080            3,099,711
                                                              ------------         ------------
                                                                10,753,313           11,569,945

       Less:
             Inventory reserve for obsolete and excess
                  instruments and implants                        (175,565)          (2,700,972)
             Accumulated amortization
              - consigned instruments                             (799,760)          (1,095,091)
                                                              ------------         ------------
                                                              $  9,777,988         $  7,773,882
                                                              ============         ============

The Company amortizes the cost of instrumentation inventory consigned to dealers and distributors.

In the fourth quarter of 1999, the Company changed its accounting estimate for instruments consigned to hospitals. Since the Company can not control future purchases from such hospitals and it is cost prohibitive to return the instruments, the Company began expensing the instruments on the initial sale to the hospital. In accordance with APB Opinion 20, the Company wrote off $ 4.0 million of hospital gross inventory and added back an associated $1.6 million of accumulated amortization, for a net $2.45 million write off.

Additionally, in the fourth quarter, the Company identified certain distributor accounts that had been terminated by the Company and had outstanding inventory balances. The Company wrote off $382,000 of gross implant inventory and $886,000 of gross instrument that had been placed with these distributors, used as samples and or it is cost prohibitive to pursue such accounts and retrieve the products.

In the second quarter, the Company recorded a charge of $929,000 for excess implant and instrument inventory due to changes in technology and the introduction of new and competing instruments. This charge was increased by $1,594,000 in the fourth quarter as these continued changes in technology created excess inventory.

In aggregate, the foregoing charges resulted in a Special Charge of $6.241 million during 1999.

(4) PLANT AND EQUIPMENT

      Plant and equipment consist of the following components as of December 31, 1998 and 1999:

                                              1998                1999
                                          -----------         -----------
Machinery and production equipment        $ 1,998,820         $ 2,631,163
Construction in progress                       97,835              98,773
Furniture and fixtures                        775,979             983,744
Capitalized software costs                    302,613             566,056
Computer equipment                            173,041             260,986
                                          -----------         -----------
                                            3,348,288           4,540,722
Less accumulated depreciation                (787,848)         (1,817,664)
                                          -----------         -----------
                                          $ 2,560,440         $ 2,723,058
                                          ===========         ===========

(5) RELATED PARTY TRANSACTIONS


      The Company's product development efforts are dependent upon Dr. Tormala, who is a founder, director, and executive officer of the Company and is currently an Academy Professor at the Technical University in Tampere, Finland and as such is permitted by the University to devote his efforts to developing new products for the Company. This executive utilizes a group of senior researchers, graduate students, and faculty at the Technical University to perform research and development projects involving resorbable polymers and other topics impacting the Company's technology and processes. This arrangement, partially funded by the Company and permitted in Finland as a means of encouraging the commercialization of technological development, has resulted in substantial cost savings to the Company while substantially expanding its product development effort. The Company's funding obligation, which amounted to $271,000, $328,000 and $417,000 during the years ended December 31, 1997, 1998 and 1999 respectively, consists of providing the University with reasonable compensation for University resources (including graduate students) utilized by the Company.

During 1998 the Company made advances of $9,158 (50,000 Finnish Markka) on behalf of a related party, Bioabsorbable Concepts, Inc. This amount was outstanding as of December 31, 1998 and 1999.

The Company has paid certain administrative expenses on behalf of Bionix B.V., a related party. The loan amounts outstanding were $229,791 and $259,311 as of December 31, 1998 and 1999.

An executive in Finland has a non-interest bearing loan with the Company. As of December 31, 1998 and 1999, this executive owed $36,180 for expenses paid on his behalf.

The Company leases office space in Blue Bell, Pennsylvania to a company which is partially owned by several board members of the Company. Bionx was owed $15,900 as of December 31, 1999, which was paid in February of 2000.

(6) ACCRUED AND OTHER CURRENT LIABILITIES

      Accrued and other current liabilities consist of the following components as of December 31, 1998 and 1999:

                                   1998                  1999
                               ----------            ----------
Commissions .......            $  370,846            $   85,727
Royalties .........               264,544               290,345
Wages and Benefits                270,718             1,065,976
Taxes withheld ....               225,995               281,810
Inventory purchases               128,780                    --
Professional fees .               197,809                15,000
Research ..........                74,200                18,750
Severance .........                    --                94,203
Other .............                57,697               321,077
                               ----------            ----------
                               $1,590,589            $2,172,888
                               ==========            ==========

During the second quarter of 1999, the Company incurred a one-time severance charge of $275,000 and incurred further charges of $21,000 during the remainder of the year related to additional employee severances. These severance charges relate to the organizational restructuring of the Company, including severance payments to the Company's former chief executive officer, chief financial officer and vice president of sales. The majority of the severance charges were paid prior to December 31, 1999.


(7) LONG-TERM DEBT

      Long-term debt consists of the following components as of December 31, 1998 and 1999:


                                            1998                 1999
                                         ---------             --------
Loans from Finnish government            $ 101,447                   --
Other debt ..................               13,922             $ 33,370
                                         ---------             --------
                                           115,369               33,370
Less current portion ........              (40,842)                 (--)
                                         ---------             --------
                                         $  74,527             $ 33,370
                                         =========             ========

The debt is from the Finnish government, made in order to support technology development and is payable in annual installments with interest rates of one percent (1%).

      The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1999 are as follows: 2000, $ 0, 2001, $8,342, 2002,
$8,342, 2003, $8,342 and 2004, $8,344.

(8) LINE OF CREDIT


      The Company has a $4 million credit line with a lending institution secured by the personal property of the Company and a subsidiary. Amounts to be advanced thereunder are subject to the lender's discretion at an interest rate approximating the prime rate at the time of advance, and are limited to specific percentages of certain domestic receivables and inventory. To date, no amounts have been borrowed under the credit line.

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

      During the fourth quarter of 1998, the Company's board of directors announced a buy-back program to repurchase its common stock from time to time. During 1998 and 1999, the Company repurchased 20,500 shares and 6,000 shares, respectively for a purchase price of $128,198 and $33,497, respectively.

(10) COMMITMENTS AND CONTINGENCIES

      The Company leases offices and laboratory facilities, equipment, and vehicles under various non-cancelable operating lease arrangements. Future minimum rental commitments required by such leases are as follows:


YEAR ENDING DECEMBER 31:
------------------------
         2000                                       483,950
         2001                                       451,012
         2002                                       426,248
         2003                                       421,744

      Rental expense for the years ended December 31, 1997, 1998 and 1999 aggregated $202,624, $454,702, and $421,609, respectively.

      The Company has incurred $2.1 million in legal fees to prosecute (and in one instance settle) three patent infringements suits during 1999. The patent litigation legal fees incurred during 1999 are part of the Company's efforts to protect and strengthen its proprietary intellectual property position. There were no material comparable charges in 1997. The comparable charge in 1998 was $350,000.


(11) STOCK OPTION PLANS

      In September 1996, the Board of Directors adopted a stock option plan (the 1996 Option Plan) under which the number of common shares that may be issued under the Option Plan, as amended, cannot exceed 850,000 shares. The 1996 Option Plan permits the granting of both incentive stock options and non-qualified options. Options are exercisable over a period determined by the Board of Directors, but no longer than ten years after the grant date.

      At December 31, 1999, there were 131,957 additional shares available for grant under the 1996 Option Plan. The per share weighted-average fair value of stock options granted in 1997, 1998 and 1999 was $16.66, $12.43, and $2.47 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

                                   1997            1998            1999
                                 -------         -------         -------
Risk-free interest rate             6.22%           5.30%           6.25%
Expected dividend yield               --              --              --
Volatility of stock price           43.5%           84.7%          100.0%
Expected life of options              10              10             3.5

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

                                                       1997                 1998                1999
                                                  -------------        -------------       -------------
Net income (loss):
      As reported ........................        $   2,158,363            1,261,345         (12,463,113)
      Pro forma ..........................            1,704,353              913,106         (12,768,154)

Basic earnings (loss) per common share:
      As reported ........................        $        0.28                 0.14               (1.39)
      Pro forma ..........................                 0.22                 0.10               (1.43)

Dilutive earnings (loss) per common share:
      As reported ........................        $        0.25                 0.14               (1.39)
      Pro forma ..........................                 0.20                 0.10               (1.43)


      Since no stock options or warrants were granted prior to January 1, 1995, the pro forma net loss reflects the full impact of calculating compensation cost for stock options under SFAS No. 123.

      A summary of activity under the 1996 Option Plan from January 1, 1996 to December 31, 1999 is as follows:


                                                     RANGE OF EXERCISE
                                        SHARES        PRICES PER SHARE
                                        ------        ----------------
Balance, December 31, 1996......       424,382           0.9025-9.50

  Granted.......................       235,400           16.00-25.00
  Exercised.....................          (685)                 4.75
  Forfeited.....................          (371)            4.75-9.50
                                       -------          ------------
Balance, December 31, 1997......       658,726          0.9025-25.00

  Granted.......................        91,350            6.38-22.00
  Exercised.....................        (5,264)            4.75-9.50
  Forfeited.....................      (240,210)           4.75-25.00
                                      --------          ------------
Balance, December 31, 1998.....        504,602          0.9025-22.00


  Granted.......................       507,500             2.38-5.50
  Exercised.....................      (277,009)               0.9025
  Forfeited.....................       (17,050)          15.50-22.00
                                      --------          ------------
Balance, December 31, 1999......       718,043          $ 2.38-22.00

Shares exercisable at December
31, 1999........................       100,381          $ 4.75-22.00
                                       -------          ------------


      The following table summarizes information about stock options outstanding under the 1996 Option Plan at December 31, 1999:

                               OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                     ----------------------------------------       ----------------------------

                                     Weighted
    Range of                          Average        Weighted                          Weighted
    Exercise           Number        Remaining        Average                          Average
     Prices          Outstanding    Contractual      Exercise             Number       Exercise
     ------          -----------    Life (Years)       Price           Exercisable      Price
                                    ------------       -----           -----------      -----
  $ 2.38-4.13         500,000          9.7           $  3.98                   0           0
    4.75-9.50         160,693          2.6              7.47              88,641       $   7.78
  15.50-16.00          18,850          3.7             15.54               4,040          15.57
  17.63-22.00          38,500          8.4             18.95               7,070          18.95
                      -------                                             ------

  $2.38-22.00         718,043          7.9           $  5.87              99,751       $   8.95
                      =======                                             ======


(12.) INCOME TAXES

At December 31, 1999, the Company and its subsidiaries had available U.S. federal net operating loss carryforwards ("NOL") of approximately $5,800,000 and U.S. state net operating loss carryforwards of approximately $2,100,000 for income tax reporting purposes, which are available to offset future federal and state taxable income, if any, through 2019 and 2009, respectively.

The Tax Reform Act of 1986 (the "Act") provides for a limitation on the annual use of U.S. NOL carryforwards (following certain ownership changes, as defined by the Act) that could significantly limit the Company's ability to utilize certain carryforwards. As defined by the Act the utilization of a corporation's net operating loss carryforward is limited following a greater than 50% change in ownership. Due to the Company's prior and current equity transactions, the Company's net operating loss carryforwards may be subject to an annual limitation generally determined by multiplying the value of the Company on the date of the ownership change by the federal long-term tax exempt rate. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss carryforward period.

Income tax expense attributable to the income (loss) before provision for taxes was $758,344, $741,416 and $63,175 for the years ended December 31, 1997, 1998 and 1999, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income (loss) as a result of the following:

                                                                 1997              1998                1999
Computed "expected" tax (benefit) expense                   $ 1,020,847         $ 700,966         $(4,362,090)
Increase (reduction) in income taxes resulting from:
  Difference in the foreign tax rates                          (245,454)         (303,800)             20,246
  Net change in the valuation allowance for
     deferred tax assets                                       (146,804)          218,936           4,308,076
  Permanent Items                                                70,000           106,831             115,011
  Other, net                                                     59,755            18,483             (18,068)
                                                            -----------         ---------         -----------

Income tax expense                                          $   758,344         $ 741,416         $    63,175
                                                            ===========         =========         ===========

The income tax expense for the years ended December 31, 1997, 1998, and 1999 relate to the foreign operations of the Company. There were no federal or state income taxes in the United States for the years ended December 31, 1997, 1998 and 1999 due to the operating losses in such jurisdictions.
Income tax expense consisted of the following:

                                               1997              1998            1999
Current Provision                         $ 1,113,344         $ 966,805               0
Deferred (benefit) expense                   (355,000)         (225,389)        $63,175
                                          -----------         ---------         -------
Total income tax (benefit) expense            758,344           741,416          63,175
                                          ===========         =========         =======

The tax effects of temporary differences that give rise to significant portions of the Federal, foreign and state deferred tax assets at December 31, 1998 and 1999 are presented below:

                                                                  1998                1999
Deferred tax assets:
  Net operating loss carryforwards                           $   473,624         $ 2,122,125
  Research & development costs                                   109,890             109,890
  Deferred intercompany profits                                1,234,430           1,723,861

  Recognition of accrued expenses or reserves for
   financial statement reporting purposes but not for
   income tax reporting purposes                                 429,501           3,390,245

  Total gross deferred tax assets                            $ 2,247,445         $ 7,346,121

Deferred tax liability:
  Depreciation expense                                          (278,819)           (289,702)

Total net deferred tax assets                                  1,968,626           7,056,419

  Less valuation allowance                                    (1,388,237)         (6,539,205)

Net deferred tax assets                                      $   580,389         $   517,214

Realization of net deferred tax assets is dependent on future earnings, which are uncertain. Accordingly, a valuation allowance was recorded by the Company against certain assets at December 31, 1998 and 1999. The total valuation allowance increased by $218,936 and $5,150,968 for the years ended December 31, 1998 and 1999, respectively.

The Company's subsidiary in Finland incurred a net operating loss for the year ended December 31, 1999 which can be carried forward to future years. A net deferred tax asset of $517,214 has been established for this net operating loss carryforward since it is the opinion of management that the subsidiary will more likely than not be able to realize this benefit.



(13) LICENSE AND GRANT REVENUE

      The Company has applied for grants from the Finnish government to conduct research on resorbable polymers. The revenue from such grants was $241,685, $417,507 and $617,716 for the years ended December 31, 1997, 1998 and 1999, respectively. In connection with such grants, the Company typically commits to perform research projects and to report on the status of, and the conclusions drawn from, its projects.

(14) SEGMENT AND RELATED INFORMATION

      The Company adopted SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information, in 1998. The Company believes that all of its material operations are managed under the medical device industry, with similar purpose, production processes, markets, and regulatory requirements, and it currently reports as a single industry segment.

      To date, the Company manufactures its products solely in its facility in Finland. The Company sells products in the U.S. through a hybrid sales force comprised of a managed network of independent sales agents and direct sales representatives managed from its U.S. headquarters and sells products internationally through a network of independent distributors and dealers managed from the Company's facility in Finland. Approximately 85%, 80% and 82% of the Company's revenue from external customers in 1997, 1998 and 1999, respectively was generated in the US. The remaining external revenue was generated in foreign countries concentrated in Europe and Asia. Of the remaining 18% of 1999 external revenue, no one particular country accounted for revenues greater than approximately 2% of total revenue. Information regarding the Company's product sales, net income (loss) and identifiable assets by geographic area is set forth below:

                                                    UNITED
                                                    STATES          INTERNATIONAL      ELIMINATIONS       CONSOLIDATED
                                                 ------------       ------------       ------------       ------------
Year ended December 31, 1997
Product sales:
  Customers ...............................      $ 13,449,891       $  2,322,783       $         --       $ 15,772,674
  Intercompany ............................                --          7,072,314         (7,072,314)                --
                                                 ------------       ------------       ------------       ------------
Total product sales .......................        13,449,891          9,395,097         (7,072,314)        15,772,674
Net loss ..................................          (615,759)         3,674,368           (900,246)         2,158,363
Identifiable assets .......................        33,670,471          6,849,627         (6,979,117)        33,540,981

Year ended December 31, 1998
Product sales:
  Customers ...............................      $ 16,480,164       $  4,202,801       $         --       $ 20,682,965
  Intercompany ............................           438,806         11,599,940        (12,038,746)                --
                                                 ------------       ------------       ------------       ------------
Total product sales .......................        16,918,970         15,802,741        (12,038,746)        20,682,965
Net income (loss) .........................        (1,153,412)         3,666,429         (1,251,672)         1,261,345
Identifiable assets .......................        31,857,113         13,301,995         (8,210,060)        36,949,048

Year ended December 31, 1999
Product sales:
  Customers ...............................      $ 16,798,181       $  3,652,267       $         --       $ 20,450,448
  Intercompany ............................           203,953          5,690,807         (7,863,692)                --
                                                 ------------       ------------       ------------       ------------
Total product sales .......................        17,002,134          9,343,074         (7,863,692)        20,450,448
Net income (loss) .........................        (9,372,785)        (2,320,223)          (770,105)       (12,463,113)
Identifiable assets .......................        19,177,746          7,736,355         (3,492,926)        23,421,175

Sales from the subsidiary in Finland to the parent company are based upon profit margins, which represent competitive pricing of similar products.

No single customer accounted for more than 5% of consolidated revenue in 1997, 1998 and 1999.

(15) SUBSEQUENT EVENT

On March 3, 2000, the Company completed a shareholder rights offering, pursuant to which it raised $4,046,485 (before deducting expenses of $100,000) and issued 1,586,857 shares of Common Stock. The Company distributed 0.173 of a subscription right for each share of Common Stock outstanding on the January 10, 2000 record date for a total of 1,586,857 shares offered in the rights offering. The subscription price of $2.55 per share was established by the Board of Directors based on a 15% discount from the market price on January 14, 2000, at the time the offering was priced.

                          Financial Statement Schedule

                      Bionx Implants Inc. and Subsidiaries
                                                                      Schedule
                                                                         II

                        Valuation and Qualifying Accounts
              For the years Ended December 31, 1997, 1998 and 1999



                                                  INVENTORY RESERVES    ACCOUNTS RECEIVABLE
                                                  ------------------    -------------------
                                                                             RESERVES
                                                                             --------
Balance at
12/31/1996                                          $   280,346             $  97,325

Expenses                                                384,979                31,035

Deductions                                                   --               (17,653)
                                                    -----------             ---------

Balance at
12/31/1997                                              665,325               110,707

Expenses                                                310,000                70,205

Deductions                                                   --               (38,029)
                                                    -----------             ---------

Balance at
12/31/1998                                              975,325               142,883

Expenses                                              8,144,000               471,393

Deductions                                           (5,323,262)             (173,578)
                                                    -----------             ---------

Balance at
12/31/1999                                          $ 3,796,063             $ 440,698
                                                    ===========             =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


            Not applicable

                                    PART III

ITEM 10.  DIRECTORS OF THE REGISTRANT

      The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 2000 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 11.  EXECUTIVE COMPENSATION

      The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 2000 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 2000 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 2000 annual meeting of shareholders that is responsive to the information required with respect to this Item.

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) See Item 8 for a list of financial statement information presented herein.

      (b) See Item 8 for the financial statement schedule.

          All other schedules have been omitted because they are not applicable or the required information is included in the registrant's Consolidated Financial Statements or the notes thereto.

      (c) The following exhibits are incorporated by reference herein or annexed to this Annual Report on Form 10-K:

   3.1   Restated Certificate of Incorporation of the Registrant. (A)

   3.2   Bylaws of the Registrant. (A)

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

 10.7 Stock Purchase Agreement between the Registrant and purchasers of the Company's Preferred Stock and Warrants. (1)

 10.8* License Agreement between the Registrant's Subsidiary and Saul N. Schreiber. (1)

 10.9* License Agreement among the Registrant's Subsidiary, Pertti Tormala, Markku Tamminmaki and Menifix I/S. (1)

 10.10* Licensing, Manufacturing and Distribution Agreement among the Registrant's Subsidiary, Pertti Tormala and various Danish and Finnish inventors.

 10.11 Amended and reinstated Shareholders' Agreement, dated as of October 1, 1998 among Bionix, B.V. and certain shareholders of the Company. (1)

 10.12   Headquarters Lease. (1)

 10.13   Security Agreements and Secured Promissory Note. (1)

 10.14 Form of Employment Agreement between the Registrant and Michael J. O'Brien. (2)

 21.1    List of Subsidiaries. (1)

 23.1    Consent of KPMG LLP

 27.1    Financial Data Schedule.

 99.1    Information Regarding Forward-Looking Statements


(A) Incorporated by reference to the applicable exhibit set forth in the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1999.

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

      (d) During the quarter ended December 31, 1999, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April, 2000.


                                    BIONX IMPLANTS, INC.


                                    By:___________________
                                       Gerard S. Carlozzi
                                       (President and Chief Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

         Signature                               Title                               Date
/S/Gerard S. Carlozzi
Gerard S. Carlozzi              President, Chief Executive Officer and
                                Director (Principal Executive Officer)               April 14, 2000


/S/ David J. Bershad
David J. Bershad                Director                                             April 14, 2000


/S/ Anthony J. Dimun
Anthony J. Dimun                Director                                             April 14, 2000


/S/ David H. MacCallum
David H. MacCallum              Director                                             April 14, 2000


/S/ Pertti Tormala
Pertti Tormala                  Director                                             April 14, 2000


/S/ Terry D. Wall
Terry D. Wall                   Director                                             April 14, 2000


/S/ Drew Karazin
Drew Karazin                    Chief Financial Officer                              April 14, 2000