Form 10-K/A
period 1999-12-31
BIONX IMPLANTS INC
filed 2000-05-01
CIK 1030418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

   (Amendment No. 1, amending Items 10-13, and adding Exhibit 24.1 to Item 14)

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

Number of shares of Common Stock outstanding as of March 15, 2000: 10,759,442. Documents incorporated by reference: None

                                    PART III

ITEM 10.  DIRECTORS OF THE REGISTRANT

         The Bionx Implants, Inc. (the "Company") Articles of Incorporation provide that the Company's Board of Directors shall be divided into three classes. Each class currently has two members who serve for a period of three years on a staggered term basis. The following information contains the current and past five years' business experience, certain other directorships and age of each current director. Except where otherwise indicated, the directors have held the occupational positions noted for at least the past five years.

       Directors Whose Term Expires at the 2000 Annual Meeting:

- Anthony J. Dimun: Executive Vice President and Chief Financial Officer of Vital Signs, Inc. ("Vital Signs") (manufacturer of disposable anesthesia and respiratory devices). Director of EchoCath, Inc. and Vital Signs. Director of the Company since 1995. Age: 56

- David H. MacCallum: Managing Director of Salomon Smith Barney (investment banking firm) (June 1999 to the present); Executive Vice President, Head of Healthcare, ING Baring Furman Selz, LLC (investment banking firm) (April 1998 to June 1999); Managing Director for Life Sciences Investment Banking, UBS Securities LLC (investment banking firm) (1994 to March
       1998); Co-Head, Investment Banking, Hambrecht & Quist LLC (1983 to 1994) (investment banking firm). Director of Minimed Inc. Director since 1995.
       Age: 62

       Directors Whose Term Expires at the 2001 Annual Meeting:

- Gerard S. Carlozzi: President and Chief Executive Officer of the Company (September 1999 to the present); President and Chief Operating Officer of the Company (May 1999 to September 1999); Vice President of the Company (November 1998 to May 1999); Director of Biotechnology Development and Director of Marketing and Product Development for Maxillofacial Surgical Products of Synthes USA (a leader in Orthopedic and Maxilllofacial Trauma products) (1995 to 1998). Director of the Company since September 1999.
       Age: 43.

- Terry D. Wall: Chairman of the Board of the Company (1995 to the present); President and Chief Executive Officer of Vital Signs. Director of Vital Signs and Exogen, Inc. Director of the Company since 1995. Age:
       58.

       Directors Whose Term Expires at the 2002 Annual Meeting:

- David J. Bershad: Senior Partner, Milberg Weiss Bershad Hynes & Lerach (law firm). Director of Vital Signs. Director of the Company since 1995.
       Age: 60.

- Pertti Tormala: Executive Vice President, Research and Development of the Company (1995 to the present); Chief Executive Officer (and co-founder) of the Company's foreign subsidiaries (prior years). Director of the Company since 1995. Age: 54.

       Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors to file initial reports of beneficial ownership and reports of changes of beneficial ownership of the Company's Common Stock with the SEC. Executive officers and directors are required to furnish the Company with copies of all Section 16(a) reports that they file. Based upon a review of these filings and other documentation, the Company notes that Anthony
J. Dimun (a director of the Company) failed to timely report purchases of an aggregate of 11,000 shares of Common Stock that occurred during August 1999 and purchases of an aggregate of 4,900 shares of Common Stock that occurred during September

1999. These late filings were inadvertent, and the filings were made promptly after the failures to file were noted.

ITEM 11. EXECUTIVE COMPENSATION

       Summary of Cash and Certain Other Compensation


         The following table and accompanying footnotes set forth certain summary information relating to the three years ended December 31, 1999, with respect to each of the two people who served as the Company's Chief Executive Officer during 1999, the Company's two other most highly compensated executive officers during 1999 who were serving as executive officers at December 31, 1999 and two additional persons who served as executive officers during 1999 but were not serving as such on December 31, 1999 (collectively, the "Named Executive Officers"):

                                                                                               Long-Term
                                                                                             Compensation
                                                                                                Awards
                                                           Annual                             Securities
Name and Principal                                      Compensation       Other Annual       Underlying              All Other
Position                          Year      Salary        Bonus(1)       Compensation(2)    Options/SARs(#)     Compensation($)(3)
--------                          ----     --------     ------------     ---------------    ---------------     ------------------
                                                             ($)
Gerard S. Carlozzi(4).........    1999     145,000            -                6,000            100,000                1,335
    President and Chief           1998      21,443            -                    -               -                       -
    Executive Officer

David W. Anderson(4)..........    1999     169,569(5)         -                4,000               -                   1,725
    President and Chief           1998     180,000            -                6,000               -                  20,000
   Executive Officer              1997     160,000           50,000            6,000               -                  17,316

Pertti Tormala................    1999     122,700            -                8,132            40,000                     -
    Executive Vice                1998     119,814            -                8,615               -                       -
    President, Research           1997     118,070           22,000            9,423               -                  68,650(6)
    and Development

James Hogan(7)................    1999     125,000           20,000            2,500               -                  21,903
    President, Stenting           1998      30,640            -                 -                  -                       -
    Division

Gregory S. Jones(8)...........    1999     130,186            -                6,000            40,000                19,867
    Vice President,               1998     100,582            -                 -                  -                     688
    Marketing

Michael F. Matz(9)............    1999     132,000(10)       15,000            5,000               -                   1,584
    Vice-President - Sales        1998     120,000           20,000            6,000               -                  13,580
    Craniofacial Division         1997      40,000            6,666            4,000               -                      -


-------------------


(1) Bonus amounts for 1999 reflect amounts paid in 1999 and exclude amounts paid in 2000 based on 1999 performance.


(2) Represents car allowances.


(3) For 1999, for Messrs. Carlozzi, Anderson, Hogan, Jones and Matz, represents employer contributions to the Company's 401(k) plan (Mr. Carlozzi: $1,335; Mr.
Anderson: $1,725; Mr. Hogan: $1,375; Mr. Jones: $1,316; and Mr. Matz: $1,584).
Also represents reimbursement for moving expenses of $20,528 for Mr. Hogan and $18,551 for Mr. Jones.


(4) Mr. Carlozzi joined the Company in November 1998 and became President and Chief Executive Officer of the Company in September 1999. Mr. Anderson stepped down as President and Chief Executive Officer in April 1999.

(5) Includes $103,569 paid as severance.

(6) Represents royalty payments to Professor Tormala under a superseded employment agreement with respect to 1996 product sales.

(7) Mr. Hogan joined the Company in November 1998.

(8) Mr. Jones, who joined the Company in June 1998, continues to serve the Company as an employee, although he ceased serving as an executive officer effective September 1, 1999.

(9) Mr. Matz ceased serving as an employee of the Company in October 1999.

(10) Includes $27,500 paid as severance.

         Employment Agreements

         The Company previously entered into an employment agreement with David
W. Anderson, its former President and Chief Executive Officer until April 1999. The original term of the agreement expired on December 31, 1998, but was automatically renewed for one year. Pursuant to the agreement, Mr. Anderson received minimum annual compensation of $160,000 and was entitled to receive a performance based bonus. Mr. Anderson was also entitled to receive all health insurance benefits generally made available to the Company's employees as well as a monthly car allowance of $500. The agreement further provided that if Mr. Anderson's employment were terminated without cause by the Company after the initial term, Mr. Anderson would be entitled to base salary and health insurance benefits continuation for a period of six months after the date of termination. Mr. Anderson stepped down as President of the Company in April 1999.


         The Company has also entered into an employment agreement with Pertti Tormala. The agreement provides for a term expiring in 2002. Pursuant to the agreement, Professor Tormala receives a minimum base salary of 540,000 FIM (approximately $100,000) and is eligible to receive cash bonuses granted by the Company's Board of Directors. Professor Tormala is also entitled to a car, certain pension benefits and reimbursement of all reasonable travel and entertainment expenses. Under the agreement, all patents, patent applications and other intellectual property rights developed by Professor Tormala relating to the Company's research and development activities are the sole property of the Company. The agreement permits Professor Tormala to spend up to 16 hours per month working on a business spun-off from the Company prior to the consummation of its initial public offering.


Stock Option Information

         The following table sets forth certain information concerning stock options granted during the year ended December 31, 1999 to the Named Executive Officers. In accordance with the rules of the SEC, the following table also sets forth the potential realizable value over the term of the options (the period from the grant date to the expiration date) based on assumed rates of stock price appreciation of 5% and 10% compounded annually. These amounts do not represent the Company's estimate of future stock price performance. Actual realizable values, if any, of stock options will depend on the future stock performance of the Common Stock. No stock appreciation rights were granted during the fiscal year ended December 31, 1999.

            Option Grants in the Fiscal Year Ended December 31, 1999

                                 Number of                                                                    Potential Realizable
                                Securities       Percent of Total                                           Value at Assumed Annual
                                Underlying       Options Granted      Exercise Price                          Rates of Stock Price
                                  Options        to Employees in        per Share                           Appreciation for Option
            Name               Granted(#)(1)           1999            ($/Share)(2)      Expiration Date            Term(3)
            ----               -------------     ----------------     --------------     ---------------   ------------------------
                                                                                                               5%            10%
                                                                                                           ---------      ---------
Gerard S. Carlozzi........         100,000             19.7              $4.125              9/7/2009        671,919      1,069,919
David W. Anderson.........               -              -                 -                      -              -             -
Pertti Tormala............          40,000             7.9               $4.125              9/7/2009        268,768       427,968
James Hogan...............               -              -                 -                      -              -             -
Gregory S. Jones..........          40,000             7.9               $4.125              9/7/2009        268,768       427,968
Michael F. Matz...........               -              -                 -                      -              -             -

-------------------
(1) These options were granted under the Company's Stock Option/Stock Issuance Plan, and vest in 20% installments beginning one year after the date of grant.

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

       The following table sets forth certain information with respect to stock options exercised by the Named Executive Officers during 1999 and the value of stock options held by the Named Executive Officers as of December 31, 1999. No stock appreciation rights were exercised by the Named Executive Officers during 1999 and no stock appreciation rights were outstanding as of December 31, 1999.

                 Aggregate Option Exercises in Last Fiscal Year
                       and Fiscal Year End Options Values


                                                                         Number of Securities              Value of Unexercised
                                                                        Underlying Unexercised                 In-the-Money
                                 Shares Acquired        Value                Options at                         Options at
                                 on Exercise (#)    Realized ($)         December 31, 1999(#)             December 31, 1999(1)($)
                                 ---------------    ------------     ----------------------------       ---------------------------
                                                                     Exercisable    Unexercisable       Exercisable   Unexercisable
                                                                     -----------    -------------       -----------   -------------
Gerard S. Carlozzi.........            -                 -              4,000          116,000               -              -
David W. Anderson..........         277,009           684,905             -               -                  -              -
Pertti Tormala.............            -                 -                -            40,000                -              -
James Hogan................            -                 -                -               -                  -              -
Gregory S. Jones...........            -                 -              4,000          56,000                -              -
Michael F. Matz............            -                 -                -               -                  -              -


-------------------------
(1) Based on a value equal to the closing sale price of the Common Stock on December 31, 1999 ($3.125), minus the per share exercise price, multiplied by the number of shares underlying the options.

         Director Compensation

         The Company has not yet commenced paying cash fees to directors in connection with their service on the Board of Directors or on committees of the Board. The Company does grant stock options to non-employee directors under its Stock Option/Stock Issuance Plan. Under the Automatic Option Grant Program, which is part of the Company's Stock Option/Stock Issuance Plan, as originally adopted, each non-employee director first elected or appointed to the Board of Directors after the date of the Company's initial public offering will automatically be granted a non-statutory option for 3,000 shares of Common Stock, provided that such individual has not been in the prior employ of the Company. In addition, at each annual stockholders' meeting, each individual with at least six months service on the Board of Directors as a non-employee director and who will continue to serve as a non-employee director following the meeting will automatically be granted a non-statutory option for 3,000 shares of Common Stock, provided such individual has continued his or her service as a non-employee director for a period of at least one year after he or she ceases serving as an employee of the Company. Each automatic grant will have a term of ten years, subject to earlier termination following the optionee's cessation of service on the Board of Directors as provided in the Plan. Fifty percent of the shares subject to an automatic grant will vest on the date of grant, 25% one year after the date of grant, and the remaining 25% two years after the date of grant. In September 1999, the Board of Directors amended the Automatic Option Grant Program to increase the automatic option grant from 3,000 to 10,000 shares.

         Compensation Committee Interlocks and Insider Participation

         The Company's Compensation Committee consists of Terry D. Wall and David J. Bershad. Mr. Wall and Mr. Bershad (as well as Anthony J. Dimun) serve on the Boards of Directors of both the Company and Vital Signs (which latter company does not have a compensation committee). For information regarding transactions between the Company and persons named in this paragraph, see Item 13 - "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of shares of Common Stock as of April 1, 2000 by (i) the only stockholders of the Company known by management to beneficially own more than

5% of the Company's Common Stock, (2) the directors of the Company, (iii) the Named Executive Officers and (iv) all directors and current executive officers of the Company as a group.

                                                              Shares of
                                                      Common Stock Beneficially
Beneficial Owner(1)                                         Owned (1)(2)            Percentage Beneficially Owned
-------------------                                   -------------------------     -----------------------------
Bionix B.V. (3).............................                    2,684,211                            24.9
Terry D. Wall (4)...........................                    3,208,309                            29.8
The Kaufman Fund, Inc. (5)..................                      985,000                             9.2
Dimensional Fund Advisors Inc. (6)..........                      718,500                             6.7
Gerard S. Carlozzi(7).......................                        4,000                             *
David W. Anderson (8).......................                      138,156                             1.3
David J. Bershad (9)........................                      502,057                             4.7
Anthony J. Dimun (10).......................                      249,518                             2.3
David H. MacCallum (11).....................                      162,677                             1.5
Pertti Tormala (12).........................                    1,122,037                            10.5
James Hogan(13).............................                        8,000                             *
Gregory S. Jones (14).......................                        6,000                             *
Michael F. Matz.............................                            -                             *
All directors and current executive officers
as a group (9 persons)(15)..................                    5,402,277                            50.1

-------------------------

* Represents less than 1% of the outstanding Common Stock.

(1) Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, persons and entities named in the table have sole voting and investment power with respect to all shares of Common Stock and the address of the 5% stockholders is c/o the Company, 1777 Sentry Parkway West, Gwynedd Hall, Suite 400, Blue Bell, Pennsylvania 19422.

(2) Applicable percentage ownership is based on 10,759,442 shares of Common Stock outstanding as of April 1, 2000 together with applicable stock options for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Shares of Common Stock subject to stock options currently exercisable, or exercisable within 60 days after April 1, 2000, are deemed outstanding for computing the percentage ownership of the person holding such stock options but are not deemed outstanding for computing the percentage ownership of any other person. Each owner of an equity interest in Bionix B.V. (the "Dutch Company") is deemed to beneficially own a percentage of the shares of the Common Stock owned by the Dutch Company equal to such owner's proportionate equity interest in the Dutch Company.

(3) Nearly all of the capital stock of the Dutch Company is owned by the former stockholders of the Company's operating subsidiaries. The current Board of Directors of the Dutch Company consists of Gerard S. Carlozzi, David J. Bershad, Anthony J. Dimun, David H. MacCallum, Pertti Tormala, Pertti Viitanen, Michael J. O'Brien and Pentti Rokkanen, all but the last of whom are or, with respect to Mr. O'Brien, were, directors or executive officers of the Company. David W. Anderson, a former director and executive officer of the Company, is a former director of the Dutch Company. As of April 1, 2000, Messrs. Carlozzi, Anderson, Bershad, Dimun, MacCallum and Wall beneficially owned capital stock of the Dutch Company representing, in the aggregate, approximately 23.6% of the equity of the Dutch Company's capital stock. As of April 1, 2000, Messrs. Tormala and Viitanen beneficially owned capital stock of the Dutch Company representing, in the aggregate, approximately 47.2% of the equity of the Dutch Company's capital stock. The remaining equity of the Dutch Company's capital stock is allocated among several other Finnish investors.

(4) Mr. Wall's shares include 4,500 shares of Common Stock issuable upon the exercise of vested stock options and 484,421 shares of Common Stock owned by the Dutch Company, representing Mr. Wall's proportionate equity interest in the shares of Common Stock owned by the Dutch Company. Mr. Wall has the right to cause the Dutch Company to transfer such 484,421 shares to him pursuant to an agreement with the Dutch Company. All of Mr. Wall's shares of Common Stock and of the Dutch Company's capital stock are held in an investment partnership which he controls.

(5) The information set forth herein regarding The Kaufman Fund's beneficial ownership is based on a report on Schedule 13G filed by The Kaufman Fund with the SEC on February 2, 1998. The address of The Kaufman Fund is 140 E. 45th Street, 43rd Floor, Suite 2624, New York, New York 10017.

(6) The information set forth herein regarding Dimensional Fund Advisors Inc.'s beneficial ownership is based upon a report on Schedule 13G filed by it with the SEC on February 3, 2000. The address of Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(7) Represents shares issuable to Mr. Carlozzi upon the exercise of vested stock options.


(8) Mr. Anderson's shares include 34,842 shares of Common Stock owned by the Dutch Company, representing Mr. Anderson's proportionate equity interest in the shares of Common Stock owned by the Dutch Company. Mr. Anderson has the right to cause the Dutch Company to transfer such 34,842 shares to him pursuant to an agreement with the Dutch Company. Also includes 61,947 shares held of record by a trust for the benefit of Mr. Anderson's wife.


(9) Mr. Bershad's shares include 4,500 shares of Common Stock issuable upon the exercise of vested stock options and 50,736 shares of Common Stock owned by the Dutch Company, representing Mr. Bershad's proportionate equity interest in the shares of Common Stock owned by the Dutch Company. Mr. Bershad has the right to cause the Dutch Company to transfer such 50,736 shares to him pursuant to an agreement with the Dutch Company. A total of 331,686 of Mr. Bershad's shares of Common Stock and all of Mr. Bershad's shares of the Dutch Company's capital stock are held in an investment partnership which he controls.

(10) Mr. Dimun's shares include 4,500 shares of Common Stock issuable upon the exercise of vested stock options and 34,679 shares of Common Stock owned by the Dutch Company, representing Mr. Dimun's proportionate equity interest in the shares of Common Stock owned by the Dutch Company. Mr. Dimun has the right to cause the Dutch Company to transfer such 34,679 shares to him pursuant to an agreement with the Dutch Company. All of Mr. Dimun's shares of Common Stock and the Dutch Company's capital stock are held in entities which he controls.

(11) Mr. MacCallum's shares include 4,500 shares of Common Stock issuable upon the exercise of vested stock options and 26,900 shares of Common Stock owned by the Dutch Company, representing Mr. MacCallum's proportionate equity interest in the shares of Common Stock owned by the Dutch Company. Mr. MacCallum has the right to cause the Dutch Company to transfer such 26,900 shares to him pursuant to an agreement with the Dutch Company.


(12) Represents the proportionate equity interest of Professor Tormala in the shares of Common Stock owned by the Dutch Company. Professor Tormala has the right to cause the Dutch Company to transfer such 1,122,037 shares to him pursuant to an agreement with the Dutch Company. That agreement enables Professor Tormala to direct the voting by the Dutch Company of a specified number of shares of the Company's Common Stock held by the Dutch Company. As of April 1, 2000, that specified number equals 2,049,854, representing Professor Tormala's proportionate equity interest in the 2,684,211 shares of Common Stock owned by the Dutch Company (1,122,037 shares) and the proportionate equity interest of all other Finnish investors in such 2,684,211 shares (927,817 shares). The table above excludes from Professor Tormala's beneficial ownership the 927,817 shares attributable to the equity interests of such other Finnish investors.


(13) Represents shares issuable to Mr. Hogan upon the exercise of vested stock options.

(14) Mr. Jones' shares include 4,000 shares of Common Stock issuable upon the exercise of vested stock options.


(15) Includes 30,000 shares of Common Stock issuable upon the exercise of vested stock options, and 1,864,552 shares of Common Stock owned by the Dutch Company, representing the directors' and current executive officers' proportionate equity interest in the 2,684,211 shares of Common Stock owned by the Dutch Company. As of April 1, 2000, the directors and current executive officers as a group beneficially owned approximately 69.5% of the equity associated with the capital stock of the Dutch Company. The directors and current executive officers of the Company as a group have a right to vote substantially all of the 2,684,211 shares of Common Stock owned by the Dutch Company. If all such 2,684,211 shares were deemed to be beneficially owned by the Company's directors and current executive officers, such persons as a group would be deemed to be the beneficial owners of 6,221,936 shares of Common Stock, representing 57.7% of the shares outstanding on April 1, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company's product development efforts are dependent upon Dr. Tormala, who is a founder, director and executive officer of the Company and is currently an Academy Professor at the Technical University in Tampere, Finland and as such is permitted by the University to devote his efforts to developing new products for the Company. This executive utilizes a group of senior researchers, graduate students, and faculty at the Technical University to perform research and development projects involving resorbable polymers and other topics impacting the Company's technology and processes. This arrangement, partially funded by the Company and permitted in Finland as a means of encouraging the commercialization of technological development, has resulted in substantial cost savings to the Company while substantially expanding its product development effort. The Company's funding obligation, which amounted to $417,000 during the year ended December 31, 1999, consists of providing the University with reasonable compensation for University resources (including graduate students) utilized by the Company.

         During 1999, the Company paid certain administrative expenses on behalf of Bionix B.V., which currently owns 24.9% of the Company's outstanding shares. Bionix B.V. owed $266,539 to the Company for such expenses as of April 27, 2000. Certain directors and executive officers of the Company control Bionix B.V. See "Item 12 - Security Ownership of Certain Beneficial Owners and Management."




                                     PART IV


ITEM 14. EXHIBITS. The following exhibit is filed with this 10-K/A:

Exhibit 24.1-Power of Attorney

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April, 2000.

                                         BIONX IMPLANTS, INC.


                                         By: /s/ Gerard S. Carlozzi
                                            _______________________________
                                                Gerard S. Carlozzi,
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 has been signed by the following persons in the capacities and on the dates indicated:


Signature                         Title                             Date

/s/ Gerard S. Carlozzi
__________________________     President, Chief Executive
Gerard S. Carlozzi             Officer and a Director           April 30, 2000


__________________________     Director
David J. Bershad

/s/ Anthony J. Dimun*
__________________________     Director                         April 30, 2000
Anthony J. Dimun

/s/ David H. MacCallum*
__________________________     Director                         April 30, 2000
David H. MacCallum


__________________________     Director
Pertti Tormala

/s/ Terry D. Wall*
__________________________     Director                         April 30, 2000
Terry D. Wall

/s/ Drew Karazin
__________________________     Vice President
Drew Karazin                   and Chief Financial Officer      April 30, 2000


*By: /s/ Gerard S. Carlozzi
     _____________________
       Gerard S. Carlozzi
       Attorney-in-Fact