Form 10-Q
period 2000-03-31
BIONX IMPLANTS INC
filed 2000-05-15
CIK 1030418

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

          [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

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

At May 10, 2000, there were 10,759,442 shares of Common Stock, par value $.0019 per share, outstanding.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                          Page
Part I.  Financial Information

Item 1.   Consolidated Financial Statements

             Consolidated Balance Sheets at December 31, 1999
                      and March 31, 2000 (Unaudited)                                       3

             Consolidated Statements of Operations for the Three
                      Months Ended March 31, 1999 and 2000 (Unaudited)                     4

             Consolidated Statements of Cash Flows for the Three
                      Months Ended March 31, 1999 and 2000 (Unaudited)                     5

             Notes to Consolidated Financial Statements (Unaudited)                        6

Item 2.       Management's Discussion and Analysis of Financial                            7
                  Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                  10

Part II.             Other Information

Item 6.       Exhibits and Reports on Form 8-K                                            10

Signatures                                                                                11

                      BIONX IMPLANTS, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1999 AND MARCH 31, 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                   (UNAUDITED)
                                                                   DECEMBER 31,      MARCH 31,
                                                                      1999             2000
                                                                      ----             ----
ASSETS
Current assets:
          Cash and cash equivalents ........................       $   3,186        $   7,429
          Inventory, net (note 2) ..........................           7,774            7,331
          Trade accounts receivable, net of allowance of
               $441 and $412 as of December 31, 1999
               and March 31, 2000, respectively ............           3,540            3,251
          Grants receivable ................................             137              162
          Related party receivable .........................             321              316
          Prepaid expenses and other current assets, net of
          allowance of $223 and ............................             914              301
          Deferred tax asset ...............................             798              798
                                                                   ---------        ---------
Total current assets .......................................          16,669           19,587
Investments ................................................              87               87
Plant and equipment, net ...................................           2,723            2,567
Goodwill and intangibles, net ..............................           3,942            3,913
                                                                   ---------        ---------
Total assets ...............................................       $  23,421        $  26,155
                                                                   =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
          Trade accounts payable ...........................       $   2,940        $   2,013
          Accrued and other current liabilities ............           2,173            2,074
                                                                   ---------        ---------
Total current liabilities ..................................           5,113            4,087

Long-term debt ............................................              33              215
Deferred tax liability .....................................             281              281
                                                                   ---------        ---------
Total liabilities ..........................................           5,427            4,582

Stockholders' equity
      Preferred stock, par value $0.001 per share,
           8,000,000 shares authorized,
           None issued and outstanding .....................              --               --

     Common stock, par value $0.0019 per share,
          31,600,000 shares authorized, 10,785,951 shares
          issued and outstanding as of December 31, 1999 and
          March 31, 2000, respectively .....................              17               20

     Treasury stock, 26,500 shares .........................            (162)            (162)
     Additional paid-in capital ...........................           35,892           39,843
     Accumulated deficit ...................................         (16,729)         (17,105)
     Accumulated other comprehensive income ................          (1,025)          (1,025)
                                                                   ---------         --------
Total stockholders' equity .................................          17,994           21,572
                                                                   ---------         --------
Total liabilities and stockholders' equity .................       $  23,421         $ 26,155
                                                                   =========         ========



    See accompanying notes to the unaudited consolidated financial statements

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                           Three Months Ended
                                                                March 31,
                                                         1999             2000
Revenues:
Product sales                                          $ 5,107          $ 4,971
License and grant revenues                                 177              105
                                                       -------          -------
     Total revenues                                      5,284            5,076

Cost of goods sold                                       1,348            1,721
                                                       -------          -------
Gross profit                                             3,936            3,355

Selling, general and administrative                      3,951            2,930
Research and development                                   750              607
Patent litigation expense                                  385              200
                                                       -------          -------
Total operating expenses                                 5,086            3,737

Operating loss                                          (1,150)            (382)

Other income                                               285                6
                                                       -------          -------
Loss before provision for income taxes                    (865)            (376)

Provision for income taxes                                  --               --
                                                       -------          -------
Net loss                                                  (865)            (376)
                                                       =======          =======
Loss per share:
     Basic                                               (0.10)           (0.04)
     Diluted                                             (0.10)           (0.04)

Shares used in computing Loss per share:
     Basic                                               8,899            9,666
     Diluted                                             8,899            9,666


   See accompanying notes to the unaudited consolidated financial statements.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       Three Months Ended
                                                                             March 31,
                                                                      1999             2000

Cash flows from operating activities:

Net loss                                                              ($865)          ($376)

Adjustments to reconcile net loss to
net cash (used in) provided by operating
activities:
Depreciation and amortization                                           152             213
Consignment amortization                                                302             424

(Increase) decrease in inventory, net                                (1,630)             19
Decrease in accounts receivable, net                                    370             289
(Increase) in grant receivable                                         (301)            (25)
(Increase) decrease in related parties                                  (13)              4
Decrease in prepaid expenses and other current assets                   323             613
(Decrease) in trade accounts payable                                 (1,984)           (927)
(Decrease) in current tax liability                                    (107)             --
Increase (decrease) in accrued and other current liabilities             39             (99)
                                                                   --------        --------
                                                                     (2,849)            511
                                                                   --------        --------

Net cash provided by (used in) operating activities                  (3,714)            135


Cash flows from investing activities:
              Purchases of plant and equipment                         (748)            (33)
              Purchases of computer software and intangibles           (378)              5
                                                                   --------        --------


Net cash used in investing activities                                (1,126)            (28)

Cash flows from financing activities:
              (Repayment) increase in of long-term debt                 (39)            181
              Rights offering, net                                       --           3,954
              Purchase of treasury shares                               (34)             --
                                                                   --------        --------

Net cash provided by (used in) financing activities                     (73)          4,135
                                                                   --------        --------

Net increase (decrease) in cash and cash equivalents                 (4,913)          4,243
Cash and cash equivalents at beginning of period                     14,213           3,186
                                                                   --------        --------
Cash and cash equivalents at end of period                         $  9,300        $  7,429
                                                                   ========        ========

Supplemental disclosure of cash flow information:
Cash paid for interest                                                   --              --
                                                                   ========        ========
Cash paid for taxes                                                $    155              --
                                                                   ========        ========


          See accompanying notes to consolidated financial statements.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

The accompanying financial statements have been prepared by Bionx Implants, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 1999 and March 31, 2000 and the Company's consolidated results of operations and cash flows for the three months ended March 31, 1999 and 2000, have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the SEC. The consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999 and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the SEC. The results of operations and the cash flows for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.



2.   Inventory

     Inventory consists of the following components as of December 31, 1999 and March 31, 2000 (in thousands):

                                                                 December 31, 1999            March 31, 2000

Raw materials                                                         $   1,121                     $1,265
Finished goods - Implants                                                 2,844                      3,089
Instruments                                                               4,505                      3,819
Instruments on consignment                                                3,100                      2,967
                                                                      ---------                     ------
                                                                         11,570                     11,140
       Less:
             Inventory reserve for obsolete and excess
                  instruments and implants                               (2,701)                    (2,289)
             Accumulated amortization
              - consigned instruments                                    (1,095)                    (1,520)
                                                                      ---------                     ------
                                                                        $ 7,774                     $7,331
                                                                      =========                     ======


The Company amortizes the cost of instrumentation inventory consigned to dealers and distributors.

In the fourth quarter of 1999, the Company changed its accounting estimate for instruments consigned to hospitals. Since the Company cannot control future purchases from such hospitals and it is cost prohibitive to return the instruments, the Company began expensing the instruments on the initial sale to the hospital. In accordance with APB Opinion 20, the Company wrote off $4.0 million of hospital gross inventory and added back an associated $1.6 million of accumulated amortization, for a net $2.45 million write off.

Additionally, in the fourth quarter of 1999, the Company identified certain distributor accounts that had been terminated by the Company and had outstanding inventory balances. The Company wrote off $382 of gross implant inventory and $886 of gross instruments that had been placed with these distributors, and used as samples, because it is cost prohibitive to pursue such accounts and retrieve the products.

In the second quarter of 1999, the Company recorded a charge of $929 for excess implant and instrument inventory due to changes in technology and the introduction of new and competing instruments. This charge was increased by $1,594 in the fourth quarter of 1999 as these continued changes in technology created excess inventory.

In aggregate, the foregoing charges resulted in a Special Charge of $6.241 million during 1999.

3.   Net Loss Per Share

Basic losses per share are computed using the weighted average number of shares of common stock outstanding during the period. Diluted losses per share are computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options and warrants using the treasury stock method. These options and warrants have been excluded from the dilutive losses per share calculation as their effect would be antidilutive at March 31, 1999 and 2000.

The following table sets forth the calculation of the total number of shares used in the computation of net loss per common share for the three months ended March 31, 1999 and 2000 (in thousands):


                                                          1999                 2000
                                                         -----                 -----
Shares used in computing basic                           8,899                 9,666
Loss per share

Incremental shares from assumed                             --                    --
Exercise of dilutive options and
Warrants

Shares used in computing diluted                         8,899                 9,666
Loss per share                                           -----                 -----


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

Statements regarding future performance in this Quarterly Report on Form 10-Q constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995 ("Forward looking Statements"). The Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors, including those set forth in Exhibit
99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The Company was founded in 1984 to develop certain resorbable polymers for orthopaedic uses. The Company has incurred substantial operating losses since its inception and, as of March 31, 2000, had an accumulated deficit of approximately $17.1 million. Such losses have resulted to a large extent from expenses associated with the write off and reserve of impaired inventory, the development and patenting of the Company's Self-Reinforcing technologies and resorbable implant designs, preclinical and clinical studies, preparation of submissions to the FDA and foreign regulatory agencies, the development of sales, marketing and distribution channels, the write-off of acquired in-process research and development and the development of the Company's manufacturing capabilities. After recording profitable results for a number of quarters, the Company has again recorded losses in recent periods, including a loss of approximately $12.5 million in 1999 and $.4 million for the quarter ended March 31, 2000. Although the Company's revenues grew significantly in the second half of 1996 and during 1997 and 1998, there was no revenue growth during 1999. No assurance can be given that revenues will grow in the future or that revenues will exceed expenses. There can be no assurance that the Company will be able to successfully commercialize its products or that the Company will be profitable again.

In late 1998, the Company entered into an expansion phase building inventory levels and personnel in anticipation of continued growth in its core business and the introduction of new products in the Craniofacial surgical market. Actual sales results were substantially less than planned; thus these increased expenditures, together with legal costs incurred to protect the Company's intellectual property and a 1% year over year (1999 vs. 1998) reduction in sales resulted in operating losses during 1999 of approximately $13.1 million.

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

During the third and fourth quarters of 1999, the Company continued to implement these initiatives and refocus its business in an attempt to improve its profitability and operations performance. Four new products were introduced. The loss from operations excluding the special inventory charges increased reserves and litigation costs; has been reduced from $2,028,000 in the second quarter 1999 to $699,000 in the third quarter and $335,000 in the fourth quarter at December 31, 1999. The Company's cash and cash equivalents improved from $2.9 million at September 30, 1999 to $3.2 million at December 31, 1999, representing the improvements made in cash flow management and our continued efforts to achieve a positive cash flow.

No assurances can be given that the Company's initiatives will result in profitable operations in the future.

The Company first introduced its PGA pins in 1984 and its PGA screws in 1986. In 1987, the Company introduced its first PLLA products, PLLA pins. PLLA screws were introduced in 1989. Since the introduction of these products, the Company has expanded its PGA and PLLA pin and screw product lines to address additional clinical indications. The Company's PGA membrane product was introduced in 1992, and, in 1995, the Company launched its Meniscus Arrow, PLLA tacks, and PGA and PLLA urology stents. In 1998, the Company launched its cranio-facial product line. Prior to 1996, the Company derived substantially all of its revenue from sales of its PLLA and PGA screws and pins. A substantial portion of the Company's revenues and revenue growth in the second half of 1996 and during 1997 and 1998 resulted from sales of the Meniscus Arrow, which received FDA clearance in March 1996. To date, all products sold by the Company have been launched first in international markets. During 1997, 1998, 1999, and the first quarter of 2000. International product sales represented approximately 15%, 20%, 18%, and 17%, respectively, of the Company's total product sales.

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

The Company has entered into agreements pursuant to which the Company is obligated to pay royalties based on net sales of certain of the Company's products, including the Meniscus Arrow. To the extent that sales of the Meniscus Arrow products and other licensed products increase in future periods; the Company's license obligations are expected to increase.

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

In April 1999, the Company entered into a distribution agreement with Mentor Corporation. Under the terms of the agreement, Mentor has exclusive distribution rights for all of the Company's current and future bioabsorbable stent products for urology applications in all areas of the world other than the U.S. and Japan. In exchange for exclusive distribution rights, Mentor must achieve certain minimum market penetration objectives, and pay the Company a pre-agreed percentage of the customer sales price on all stent products sold. During December 1999, the Company renegotiated the agreement with Mentor to include the exclusive distribution rights for the U.S. In exchange for the U.S. distribution rights, Mentor will pay all costs and expenses associated with development, clinical and registration costs of current and future stents for urology applications on a global basis, excluding Japan. The Company also entered into an agreement with Toray, a Japanese company, for the exclusive distribution rights for stent products in Japan. Toray will pay all costs and expenses associated with development, clinical and registration costs of current and future stents for urology applications in Japan.

While the Company's operating losses have resulted in net operating loss carryforwards of approximately $8.5 million for Federal, foreign and state income tax reporting purposes as of December 31, 1999, the extent to which such carryforwards are available to offset future U.S. and Finnish taxable income may be limited as a result of various ownership changes that have occurred in recent years. Additionally, because tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these carryforwards for income tax purposes. Furthermore, income earned by a foreign subsidiary may not be offset against operating losses of U.S. entities. The statutory tax rates applicable to the Company and its foreign subsidiaries vary substantially. Tax rates have fluctuated in the past and may do so in the future.

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


Results of Operations

Product sales. The Company's product sales decreased by 3% from $5.1 million during the quarter ended March 31, 1999 to $5.0 million during the quarter ended March 31, 2000. Consolidated revenues for the Company are comprised of three specific product categories: Sports Medicine (which includes the Meniscus Arrow), Orthopedic Trauma and Craniofacial.

Consolidated sales of Sport Medicine products during the first quarter of 2000 were $3.3 million, down from $3.4 million in the first quarter of 1999, a 3% decrease. The Company believes that the reduction of sales of Sport Medicine products reflects the effect of competition and may reflect lower unit usage of Company products in particular medical procedures.

Consolidated sales of Orthopedic Trauma products during the first quarter of 2000 were $1.1 million, up from the $911 in the first quarter of 1999, a 22% increase.

Consolidated sales of Craniofacial products during the first quarter of 2000 were $354, down from $445 in the first quarter of 1999, a 20% decrease that is largely due to reduced market coverage. The Company commenced sales of Craniofacial products in May 1998.

Grant and License revenues. Grant and license revenues totaled $105 for the three months ended March 31, 2000, compared with revenue of $177 recorded during the three-month period ended March 31, 1999. This revenue is generated primarily from grants obtained from a Finnish government research organization which funds certain research and development projects.

Gross profit. The Company's gross profit decreased from $3.9 million during the first quarter of 1999 to $3.4 million during the first quarter of 2000, primarily due to increased labor costs.

Selling, general and administrative expenses decreased by 26% from $3.9 million in the first quarter of 1999 to $2.9 million in the first quarter of 2000. Such expenses were 77% and 59% of product sales for the first quarter of 1999 and 2000, respectively. During the first quarter of 1999, the Company paid salaries to newly employed sales persons (associated primarily with the launch of the craniofacial products), increased its commission payment obligations reflecting the Company's increased product sales in the U.S. and increased expenses associated with establishing and supporting a managed network of independent sales agents in the U.S. During the second quarter of 1999, the Company began to implement initiatives to refocus its business and reallocate critical resources with a goal of achieving sales growth, profit improvement and a positive cash flow position. The reduction in selling, general and administrative costs is attributable to a reduction of the cost for sales representatives in the U.S. market, reduction in the commission rate and payments to distributors, consolidation of sales efforts for craniofacial and orthopedic products designed to improve sales efficiencies, increase market coverage and reduce the Company's cost of sales, and reduction in sales administration to reduce the Company's overall selling costs offset by the implementation of surgeon educational programs designed to increase surgeon awareness and use of the Company's products and development and implementation of a management-restructuring plan that included adding critical resources in areas that will have the greatest impact on sales growth and profit improvement

Patent and legal / litigation expense. Patent and legal / litigation expense decreased 48% from $385 in the first quarter of 1999 to $200 in the first quarter of 2000 because the current status of the proceedings and negotiations does not require the legal assistance that was previously required when these matters were first initiated.

Research and development. Research and development expenses totaled $607 or 12% of sales for the first quarter of 2000, down from $750 or 14% of sales for the same period of 1999. The decrease in research and development expense are a result of the discontinuation of external research activities that have not proven beneficial to the Company.

Other income and expense. In the first quarter of 2000, the Company generated interest income of approximately $45.

Income taxes. The Company recorded no tax provision for the first quarters of 1999 and 2000, due to operating losses for both periods.

Net loss. The Company reported a net loss of ($376) or ($.04) per share (basic and diluted) for the first quarter of 2000, as compared with net loss of ($865) or ($.10) per share (basic and diluted) for the first quarter of 1999.

Liquidity and Capital Resources

The Company has relied primarily upon external (private and public) sources of equity to fund operations and development.

At December 31, 1999 and March 31, 2000, cash and cash equivalents totaled $3.2 million and $7.4 million, respectively. The increase in cash and cash equivalents of approximately $4.2 million is primarily attributable to the Company's Rights Offering of approximately $3.9 million and also includes $135 net cash provided by operating activities.

At December 31, 1999 and March 31, 2000, the Company had net working capital totaling $11.6 million and $15.5 million, respectively.

The Company's liquidity has been strengthened substantially during the first quarter of 2000. The net increase in cash and investment of $4.2 million during this period, as compared to a $4.9 million decline during the first quarter of 1999, reflects management initiatives discussed under the heading selling, general and administration expenses above, the refocus of research and development investments on new products introductions, the consolidation of total inventories, proceeds from the rights offering and general management expense allocations to areas that improve underlying business processes.

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

          On March 3, 2000, the Company completed shareholder rights offering, pursuant to which it raised, net of expenses, $3,954 and issued 1,586,857 shares of Common Stock. The Company distributed 0.173 of a subscription right for each share of Common Stock outstanding on the January 10, 2000 record date for a total of 1,586,857 shares offered in the rights offering. The subscription price of $2.55 per share was established by the Board of Directors based on a 15% discount from the market price on January 14, 2000, at the time the offering was priced. The Company plans to use the proceeds of the rights offering for additional working capital to fund operations, for continuing research and development and for surgeon education programs.

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

         The Company believes that existing capital resources from its $4.0 million discretionary credit line and its $3.9 million rights offering completed in the first quarter of 2000, together with cash flow from operations (if, and to the extent, generated), will be sufficient to fund its operations during 2000. This statement constitutes a Forward-Looking Statement. Actual results could differ materially from the Company's expectations regarding its capital requirements and its sources of capital. The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including management's ability to reverse recent trends, market acceptance of the Company's existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of the Company's efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of its products. The Company's operations did not produce positive cash flows during 1994, 1995, 1996, 1998 or 1999. To the extent that funds generated from the Company's operations, together with its existing capital resources (including its credit facility), and the net interest earned thereon, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. No assurances can be given that such funds will be made available to the company on acceptable terms or otherwise.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

No change since filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Part II. Other Information

Item 6. Exhibits and Reports on form 8-K

             (a) The following exhibits are filed as part of this Quarterly
                 Report on form 10-Q:

             No. 27.1 Financial Data Schedule

             (b) The Registrant did not file any Current Reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              BIONX IMPLANTS, INC.

                                        By:/s/ Gerard Carlozzi

                                           Gerard Carlozzi, President
                                           and Chief Executive Officer

                                        By:/s/ Drew Karazin

                                           Drew Karazin, Chief Financial Officer

Dated:  May 15, 2000


EXHIBIT INDEX

Exhibit

     27.1 Financial Data Schedule