Form 10-Q
period 2000-06-30
BIONX IMPLANTS INC
filed 2000-08-15
CIK 1030418

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

                 [X] Quarterly report pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of 1934
                     for the quarterly period ended June 30, 2000

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

                                   Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At July 31, 2000, there were 10,779,713 shares of Common Stock, par value $.0019 per share, outstanding.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                          Page
Part I.  Financial Information

Item 1.   Consolidated Financial Statements

             Consolidated Balance Sheets at December 31, 1999
                      and June 30, 2000 (Unaudited)                                        3

             Consolidated Statements of Operations for the Three and Six
                      Months Ended June 30, 1999 and 2000 (Unaudited)                      4

             Consolidated Statements of Cash Flows for the Six
                      Months Ended June 30, 1999 and 2000 (Unaudited)                      5

             Notes to Consolidated Financial Statements (Unaudited)                        6

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                      7

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                  10

Part II.             Other Information

Item 4            Submission of Matters to a Vote of Security Holders
Item 6.       Exhibits and Reports on Form 8-K                                            10

Signatures                                                                                11

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1999 and JUNE 30, 2000
                      (in thousands, except share amounts)

                                                                                     December 31,    June 30,
                                                                                        1999           2000
ASSETS
Current assets:
              Cash and cash equivalents ........................................        3,186          6,926
              Inventory, net (note 2) ..........................................        7,774          7,661
              Trade accounts receivable, net of allowance of
                          $411,772 and $386,774 as of December 31, 1999,
                          and June 30, 2000, respectively ......................        3,540          2,647
              Grants receivable ................................................          137            153
              Related party receivable .........................................          321            202
              Prepaid expenses and other current assets, net of
              allowance of $223,325 ............................................          914            467
              Deferred tax asset ...............................................          798            798
Total current assets ...........................................................       16,669         18,854
Investments ....................................................................           87             87
Plant and equipment, net .......................................................        2,723          2,397
Goodwill and intangibles, net ..................................................        3,942          3,919
Total assets ...................................................................       23,421         25,257

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
              Trade accounts payable ...........................................        2,940          2,484
              Long-term debt, current portion ..................................           --             --
              Current income tax liability .....................................           --             --
              Accrued and other current liabilities ............................        2,173          1,418
Total current liabilities ......................................................        5,113          3,901

Long-term debt .................................................................           33            199
Deferred tax liability .........................................................          281            281

Total Liabilities ..............................................................        5,427          4,381

Stockholders' equity
      Preferred stock, par value $0.001 per share,
           8,000,000 shares authorized, ........................................           --             --
           None issued and outstanding

     Common stock, par value $0.0019 per share, 31,600,000 shares authorized,
          9,172,585 and 10,779,713 shares issued as of
          December 31, 1999 and June 30, 2000, respectively ....................           17             21


     Treasury stock, 20,509 and 26,500 shares ..................................         (162)          (162)
     Additional paid-in capital ................................................       35,892         39,932
     Accumulated deficit .......................................................      (16,729)       (17,890)
     Accumulated other comprehensive income ....................................       (1,025)        (1,025)

Total stockholders' equity .....................................................       17,994         20,876
Total liabilities and stockholders' equity .....................................       23,421         25,257


    See accompanying notes to the unaudited consolidated financial statements

                     BIONX IMPLANTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                   (Unaudited)


                                                           Three Months Ended             Six Months Ended
                                                                 June 30,                    June 30,
                                                           1999           2000           1999           2000
Revenues:
Product sales                                              4,907          4,397         10,014          9,368
License and grant revenues                                    90             69            267            174
     Total revenues                                        4,997          4,466         10,281          9,542

Cost of goods sold                                         1,454          1,690          2,802          3,411
Special charge related to Instrument Inventory               929             --            929             --

Gross profit                                               2,614          2,776          6,550          6,131

Selling, general and administrative                        5,049          2,887          8,998          5,817
Research and development                                     522            748          1,272          1,355
Patent & litigation expense                                  706             28          1,093            228
Severance Charges                                            275             --            275             --

Total operating expenses                                   6,552          3,663         11,638          7,400

Operating (loss)                                          (3,938)          (887)        (5,088)        (1,269)

Other income                                                 378            103            663            109

Income (loss) before provision for income taxes           (3,560)          (784)        (4,425)        (1,160)

Provision for income taxes                                    --             --             --             --

Net (loss)                                                (3,560)          (784)        (4,425)        (1,160)

Loss per share:
     Basic                                                    (0)            (0)            (0)            (0)
     Diluted                                                  --             (0)            --             (0)

Shares used in computing loss per share:
     Basic                                                 8,897         10,780          8,897         10,223
     Diluted                                               8,897         10,780          8,897         10,223


   See accompanying notes to the unaudited consolidated financial statements.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                                Six Months Ended


                                                                                 June 30,
                                                                              1999        2000
                                                                              ----        ----
Cash flows from operating activities:

Net income (loss)                                                            -4425       -1160

Adjustments to reconcile net income (loss) to
net cash (used in) provided by
operating activities:
Depreciation and amortization                                                  364         301
Consignment Amortization                                                        --         426

(Increase) decrease in inventory, net                                        -3176        -313
(Increase) decrease in accounts receivable, net                                688         893
(Increase) decrease in grant receivable                                         89         -16
(Increase) decrease in related parties                                        -100         119
(Increase) decrease in prepaid expenses and other current assets              -139         447
(Increase) decrease in deferred tax asset                                     -725           0
Increase (Decrease) in trade accounts payable                                  -50        -457
Increase (Decrease) in current income tax liability                            117          --
Increase (Decrease) in accrued and other current liabilities                   -56        -755

                                                                             -2988        1071

Net cash provided by (used in) operating activities                          -7413         -89


Cash flows from investing activities:
              Purchases of plant and equipment, intangibles                  -1069         -48
              Purchases of computer software and intangibles


Net cash used in investing activities                                        -1069        -380

Cash flows from financing activities:
              (Repayment) / increase of long-term debt                         -56         165
              Rights Offering, net                                              --        3954
              Proceeds from exercise of employee stock options                  --          89
              Purchase of treasury shares                                      -34          --

Net cash (used in) provided by financing activities                            -90        4208

Net (decrease) increase in cash and cash equivalents                         -8572        3740
Cash and cash equivalents at beginning of period                             14213        3186
Cash and cash equivalents at end of period                                    5641        6926

Supplemental disclosure of cash flow information:
Cash paid for interest                                                          --           8
Cash paid for taxes                                                            155           0



           See accompanying notes to consolidated financial statements

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

The accompanying financial statements have been prepared by Bionx Implants, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2000 and the Company's consolidated results of operations and cash flows for the three and six months ended June 30, 1999 and 2000, have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the SEC. The consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999 and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the SEC. The results of operations and the cash flows for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.



2.           Inventory

         Inventory consists of the following components as of December 31, 1999 and June 30, 2000 (in thousands):

                                                        December 31, 1999            June 30, 2000

Raw materials                                                $  1,121                    $  1,390
Finished goods - Implants                                       2,844                       2,953
Instruments                                                     4,505                       3,822
Instruments on consignment                                      3,100                       2,500
                                                             --------                    --------
                                                               11,570                      10,665
       Less:
             Inventory reserve for obsolete and excess
                  instruments and implants                     (2,701)                     (1,479)
             Accumulated amortization
              - consigned instruments                          (1,095)                     (1,525)
                                                             --------                    --------

                                                             $  7,774                    $  7,661
                                                             ========                    ========

The Company amortizes the cost of instrumentation inventory consigned to dealers and distributors.

In the second quarter of 1999, the Company recorded a charge of $929 for excess implant and instrument inventory due to changes in technology and the introduction of new and competing instruments. In aggregate, there were Special Charges of $6.241 million during 1999.

3.       Net Loss Per Share

Basic losses per share are computed using the weighted average number of shares of common stock outstanding during the period. Diluted losses per share are computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options and warrants using the treasury stock method. These options and warrants have been excluded from the dilutive losses per share calculation as their effect would be antidilutive at June 30, 1999 and 2000.

The following table sets forth the calculation of the total number of shares used in the computation of net loss per common share for the three and six months ended June 30, 1999 and 2000 (in thousands):

                                                         Three Months Ended June 30,
                                                         1999                  2000
                                                         -----                ------
Shares used in computing basic                           8,897                10,780
Loss per share

Incremental shares from assumed                             -                      -
Exercise of dilutive options and
Warrants
                                                         -----                ------
Shares used in computing diluted                         8,897                10,780
Loss per share

                                                          Six Months Ended June 30,
                                                         1999                  2000
                                                         -----                ------
Shares used in computing basic                           8,897                10,223
Loss per share

Incremental shares from assumed                             -                      -
Exercise of dilutive options and
Warrants
                                                         -----                ------

Shares used in computing diluted
Loss per share                                            8,897               10,223



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

The Company was founded in 1984 to develop certain resorbable polymers for orthopedic uses. The Company has incurred substantial operating losses since its inception and, as of June 30, 2000, had an accumulated deficit of approximately $17.89 million. Such losses have resulted to a large extent from expenses associated with the write off and reserve of impaired inventory, the development and patenting of the Company's Self-Reinforcing technologies and resorbable implant designs, preclinical and clinical studies, preparation of submissions to the FDA and foreign regulatory agencies, the development of sales, marketing and distribution channels, the write-off of acquired in-process research and development and the development of the Company's manufacturing capabilities. After recording profitable results for a number of quarters, the Company has again recorded losses in recent periods, including a loss of approximately $12.5 million in 1999 and $1.2 million for the six months ended June 30, 2000. Although the Company's revenues grew significantly in the second half of 1996 and during 1997 and 1998, there was no revenue growth during 1999 or during the first six months of 2000; indeed, revenues for the six months ended June 30, 2000 were $0.7 million less than the comparable period in 1999. No assurance can be given that revenues will grow in the future or that revenues will exceed expenses. There can be no assurance that the Company will be able to successfully commercialize its products or that the Company will be profitable again.

During the third quarter of 1999, the Company began to implement initiatives and refocus its business in an attempt to improve its profitability and operations performance. Four new products were introduced. The loss from operations, excluding the special inventory charges, increased reserves and litigation costs; was reduced from $2,028,000 in the second quarter 1999 to $699,000 in the third quarter and $335,000 in the fourth quarter at December 31, 1999. The Company's cash and cash equivalents improved from $2.9 million at September 30, 1999 to $3.2 million at December 31, 1999, representing the improvements made in cash flow management and our continued efforts to achieve a positive cash flow. During 2000 cash and cash equivalents increased to $6.9 million as related in the section on Liquidation and Capital Resource.

During the first half of 2000, the Company incurred a loss of $1.2 million. Excluding special charges related to inventory of $0.9 million during the first half of 1999, this loss was $2.4 million less than the loss in the first half of 1999 as the Company made improvements in its operations.

No assurances can be given that the Company's initiatives will result in profitable operations in the future.

The Company typically sells, consigns or provides free of charge to hospitals implant grade, stainless steel surgical instruments for use with each of its Self-Reinforced, resorbable products. For financial statement purposes, revenues from the sale of instrumentation systems are included within product sales and costs associated with such systems are included within cost of goods sold. The Company began expensing instruments during the fourth quarter 1999 as they are placed in hospitals for use by the surgeon. In the case of consigned product to distributors and dealers, the Company amortizes the cost of the instrumentation over a three year period as cost of goods sold.

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

Outside of the orthopedic market, the Company may seek to establish licensing or distribution agreements with strategic partners to develop certain products and to market and distribute products that the Company elects not to distribute through its managed networks of independent sales agents, distributors and dealers. No assurance can be given that the Company will be able to enter into license arrangements on satisfactory terms.

The Company has entered into agreements pursuant to which the Company is obligated to pay royalties based on net sales of certain of the Company's products, including the Meniscus Arrow. To the extent that sales of the Meniscus Arrow products and other licensed products increase in future periods; the Company's license obligations are expected to increase.

The Company invoices more than 85% of its consolidated revenues in US Dollars. Approximately 70% of the expenses incurred by the Company are denominated in US Dollars. The remaining portion of revenues and expenses are denominated in European currencies, predominantly Finnish Markka. The Company seeks to manage its foreign currency risk for these other currencies through the purchase of foreign currency options and forward contracts. No assurances can be given that such hedging techniques will protect the Company from exposure resulting from relative changes in the economic strength of the foreign currencies applicable to the Company. Foreign exchange transaction gains and losses can vary significantly from period to period.

The Company's operating losses have resulted in net operating loss carryforwards of approximately $8.5 million for Federal, foreign and state income tax reporting purposes as of June 30, 2000. Because tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these carryforwards for income tax purposes. Furthermore, income earned by a foreign subsidiary may not be offset against operating losses of U.S. entities. The statutory tax rates applicable to the Company and its foreign subsidiaries vary substantially. Tax rates have fluctuated in the past and may do so in the future.

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


Results of Operations

Product sales. The Company's product sales decreased by 11.6% from $4.9 million during the quarter ended June 30, 1999 to $4.4 million during the quarter ended June 30, 2000 and by 6.9% from $10.0 million during the six months ended June 30, 1999 to $9.4 million during the six months ended June 30, 2000 . Consolidated revenues for the Company are comprised of three specific product categories: Sports Medicine (which includes the Meniscus Arrow), Orthopedic Trauma and Craniofacial. In order to stimulate sales and introduce innovative new products to physicians, the Company has added resources in Sports Medicine sales and formed an Orthopedic Trauma sales and marketing team.

Consolidated sales of Sport Medicine products during the three months ended June 30, 1999 and 2000 were $3.0 million and $2.8 million, respectively, and were $6.4 million and $6.0 million, respectively, during the six months ended June 30, 1999 and 2000. Sports Medicine products represented 63% and 63% of sales during the three and six months ended June 30, 2000, respectively, and 65% and 62% of sales during the three and six months ended June 30, 1999, respectively. During the six months ended June 30, 2000, Meniscus Arrow sales represented 85% of the Company's Sports Medicine revenues, as compared with 90% during the six months ended June 30, 1999. The Company has, more recently, shifted resources to include additional sales and marketing personnel in this area. The decline in revenues during the three and six month periods ended June 30, 2000 has been attributed to a need for these resources, competitive pressures on distributors and a reduction in the number of arrows used per procedure.


Consolidated sales of Orthopedic Trauma products during the three months ended June 30, 1999 and 2000 were $1.1 million and $0.9 million, respectively, and were $2.0 million and $2.0 million, respectively, during the six months ended June 30, 1999 and 2000. The Company attributes these declines to a reduced sales and marketing focus on these products during the early portion of 2000. The Company has, more recently, shifted resources to include additional sales and marketing personnel in this area by forming a dedicated orthopedic trauma team in the US focused on sales and marketing as well as directing product development.

Consolidated sales of Craniofacial products during the three months ended June 30, 1999 and 2000 were $0.6 million and $0.2 million, respectively, and were $1.0 million and $.6 million, respectively, during the six months ended June 30, 1999 and 2000. These decreases were largely due to reduced market coverage, as the Company shifted its selling efforts to a distributor network. The Company commenced sales of Craniofacial products in May 1998.

Grant and License revenues. Grant and license revenues during the three and six months ended June 30, 2000 were $69,000 and $174,000, respectively, as compared with $90,000 and $267,000 during the three and six months ended June 30, 1999. This revenue is generated primarily from grants obtained from a Finnish government research organization which funds certain research and development projects.

Gross profit. The Company's gross profit improved from $2.6 million during the three months ended June 30, 1999 to $2.8 million during the three months ended June 30, 2000. However, gross profit during the second quarter of 1999 was adversely impacted by a special charge related to instrument inventory. Absent that special charge, gross profit for the second quarter declined by $ 0.7 million. The Company's gross profit declined from $6.6 million during the six months ended June 30, 1999 to $6.1 million during the six months ended June 30, 2000. Absent that special charge, the gross profit decline was $1.3 million. The gross profit margin declined from 72% (excluding the impact of the special instrument charge) to 63% from the second quarter of 1999 to the second quarter of 2000 and declined from 75% (excluding that charge) to 65% from the six months ended June 30, 1999 to the six months ended June 30, 2000. The Company attributes a significant portion of the gross profit declines to a dedication of certain management and support personnel to manufacturing functions and, to a lesser extent, the reclassification of certain items into cost of goods sold during the current year. The impact of these items was $375 and $722 thousand in the three and six months ended June 30, 2000 respectively.


Selling, general and administrative expenses. Selling, general and administrative expenses decreased by 43% from $5.0 million during the second quarter of 1999 to $2.9 million during the second quarter of 2000 and by 35 % from $9.0 million during the first six months of 1999 to $5.8 million during the six months ended June 30, 2000. These declines primarily reflect the charges incurred by the Company during the second quarter of 1999 as part of management's initiatives to refocus its business and reallocate critical resources. In addition, as noted above, the Company rededicated certain personnel from marketing to manufacturing functions during 2000.

Patent and legal / litigation expense. Patent and legal / litigation expense decreased substantially during 2000; the Company incurred only $28,000 of such expenses during the second quarter of 2000, as compared with $706,000 during the second quarter of 1999. The Company believes that the current status of the proceedings and negotiations does not require the legal assistance that was previously required when these matters were first initiated.

Research and development. Research and development expenses totaled $748,000 or 17.0% of sales during the second quarter of 2000, up from $522,000 or 10.6% of sales for the second quarter of 1999 For the first six months of 2000, research and development expenses totaled $1.4 million or 14.5% of sales, as compared with $1.3 million or 12.7% of revenues during the six months ended June 30, 1999.


Income taxes. The Company recorded no tax provision for the periods reported herein, due to operating losses for all such periods.

Net loss. The company recorded a net loss of $1.1 million and $0.7 million for the six and three month periods ended June 30, 2000 as compared to a loss of $4.4 million and $3.6 million in the same periods of 1999. Excluding the special charges related to instrument inventory during the second quarter of 1999, net income improved by $2.4 million and $1.9 million for the six and three month periods ended June 30, 2000 as compared to the same periods of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied primarily upon external (private and public) sources of equity to fund operations and development.

At December 31, 1999 and June 30, 2000, cash and cash equivalents totaled $3.2 million and $6.9 million, respectively. The increase in cash and cash equivalents of approximately $3.5 million is primarily attributable to the Company's Rights Offering of approximately $4.0 million during the first quarter of 2000. Absent said increase, cash and cash equivalents declined by $0.3 million, primarily as a result of investments in intellectual property.

At December 31, 1999 and June 30, 2000, the Company had net working capital totaling $11.6 million and $14.9 million, respectively.

The Company's liquidity has been strengthened substantially during the first six months of 2000. The net increase in cash and investment of $3.7 million during this period primarily reflects the aforementioned Rights Offering.

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

Part II. Other Information

Item 6. Exhibits and Reports on form 8-K

             (a) The following exhibits are filed as part of this Quarterly Report on form 10-Q:

             No. 27.1 Financial Data Schedule

             (b) The Registrant did not file any Current Reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BIONX IMPLANTS, INC.

                              By:
                                    ------------------------------------------
                                    Gerard Carlozzi, President
                                    and Chief Executive Officer

                              By:

                                    ------------------------------------------
                                    Drew Karazin, Chief Financial Officer


Dated:  August 14, 2000