Form 10-Q
period 2000-09-30
BIONX IMPLANTS INC
filed 2000-11-14
CIK 1030418

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

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

At October 31, 2000, there were 10,779,713 shares of Common Stock, par value $.0019 per share, outstanding.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page

Part I.  Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at December 31, 1999
               and September 30, 2000 (Unaudited)                             3

         Consolidated Statements of Operations for the Three and Nine
               Months Ended September 30, 1999 and 2000 (Unaudited)           4

         Consolidated Statements of Cash Flows for the Nine
               Months Ended September 30, 1999 and 2000 (Unaudited)           5

         Notes to Consolidated Financial Statements (Unaudited)               6

Item 2.  Management's Discussion and Analysis of Financial                    7
           Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          10

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                 10

Item 6.  Exhibits and Reports on Form 8-K                                    10

Signatures                                                                   11

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1999 AND SEPTEMBER 30, 2000
                      (In thousands, except share amounts)

                                                                     December 31,      September 30,
                                                                        1999                2000
                                                                                        (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                             $  3,186           $  6,481
Inventory, net (note 2)                                                  7,774              7,492
Trade accounts receivable, net of allowance
of $441 and $387 as of December 31, 1999,
and September 30, 2000, respectively                                     3,540              2,394
Grants receivable                                                          137                 69
Related party receivable                                                   321                387
Prepaid expenses and other current assets,
net of allowance of $223                                                   914                349
Deferred tax asset                                                         798                798
                                                                      --------           --------
Total current assets                                                    16,670             17,970
Investments                                                                 87                 87
Plant and equipment, net                                                 2,723              2,206
Goodwill and intangibles, net                                            3,941              3,844
                                                                      --------           --------
Total assets                                                            23,421             24,107
                                                                      ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable                                                   2,940              1,828
Accrued and other current liabilities                                    2,173              1,663
                                                                      --------           --------
Total current liabilities                                                5,113              3,491

Long-term debt                                                              33                159
Subordinated debt                                                         --                  145
Deferred tax liability                                                     281                281
                                                                      --------           --------

Total Liabilities                                                        5,427              4,076

Stockholders' equity
Preferred stock, par value $0.001 per share,
8,000,000 shares authorized,                                              --                 --
None issued and outstanding

Common stock, par value $0.0019 per share,
31,600,000 shares authorized, 9,199,085 and
10,785,942 shares issued and outstanding as of
December 31, 1999 and September 30, 2000, respectively                      17                 21

Treasury stock, 26,500 and 6,229 shares at December 31, 1999
and September 30, 2000, respectively                                      (161)               (38)
Additional paid-in capital                                              35,892             39,829
Accumulated deficit                                                    (16,729)           (18,756)
Accumulated other comprehensive income                                  (1,025)            (1,025)
                                                                      --------           --------

Total stockholders' equity                                              17,994             20,031

Total liabilities and stockholders' equity                            $ 23,421           $ 24,107
                                                                      ========           ========


See accompanying notes to the unaudited consolidated financial statements.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                            Three Months Ended                     Nine Months Ended
                                                               September 30                           September 30
                                                          1999               2000               1999               2000
                                                        --------           --------           --------           --------
Revenues:
Product sales                                           $  4,802           $  4,111           $ 14,917           $ 13,213
License and grant revenues                                    90                143                256                583
                                                        --------           --------           --------           --------
     Total revenues                                        4,892              4,254             15,173             13,796

Cost of goods sold                                         1,032              1,370              3,834              4,781
Special charge related to Instrument Inventory              --                 --                  929               --
                                                        --------           --------           --------           --------

Gross profit                                               3,860              2,884             10,410              9,015

Selling, general and administrative                        3,781              2,758             12,779              8,575
Research and development                                     778                538              2,050              1,893
Patent & litigation expense                                  633                184              1,726                412
Severance Charges                                           --                 --                  275               --
                                                        --------           --------           --------           --------

Total operating expenses                                   5,192              3,480             16,830             10,880

Operating loss                                            (1,332)              (596)            (6,420)            (1,865)

Other income and (expenses):
     Interest income                                          46                 99                219                248
     Foreign exchange gain (loss)                             (1)              (370)               490               (410)
                                                        --------           --------           --------           --------
Total other income and (expenses)                             45               (271)               709               (162)

Loss before provision for income taxes                    (1,287)              (867)            (5,711)            (2,027)

Provision for income taxes                                    50               --                   50               --
                                                        --------           --------           --------           --------

Net Loss                                                $ (1,337)          $   (867)          $ (5,761)          $ (2,027)
                                                        ========           ========           ========           ========

Loss per share:
     Basic                                              $  (0.15)          $  (0.08)          $  (0.65)          $  (0.19)
     Diluted                                               (0.15)             (0.08)             (0.65)             (0.19)

Shares used in computing Loss per share:
     Basic                                                 8,895             10,780              8,895             10,408
     Diluted                                               8,895             10,780              8,895             10,408


See accompanying notes to the unaudited consolidated financial statements.

                BIONX IMPLANTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Unaudited)
                           (In thousands)

                                                                            Nine Months Ended
                                                                              September 30
                                                                         1999               2000
Cash flow from operating activities:

Net loss                                                              $ (5,761)          $ (2,027)

Adjustments to reconcile net loss to
net cash (used in) operating activities:
       Depreciation and amortization                                       648                935
       Consignment amortization                                          1,309              1,048


(Increase) in inventory, net                                            (4,954)              (766)
Decrease in accounts receivable, net                                       849              1,146
Decrease in grant receivable                                                44                 68
(Increase) in related parties                                              (58)               (66)
Decrease in prepaid expenses and other current assets                      244                565
(Increase) in deferred tax asset                                          (355)              --
(Decrease) in trade accounts payable                                    (1,362)            (1,112)
(Decrease) in current income tax liability                                (183)              --
(Decrease) in accrued and other current liabilities                       (157)              (510)
                                                                      --------           --------
                                                                        (3,975)             1,308

Net cash (used in) operating activities                                 (9,736)              (719)

Cash flow from investing activities:
       Purchases of plant and equipment, intangibles                    (1,348)               (29)
       Purchases of computer software and intangibles                     (114)              (292)
                                                                      --------           --------

Net cash (used in) investing activities                                 (1,462)              (321)

Cash flow from financing activities:
       (Repayment) / increase of long-term debt                            (56)               271
       Rights Offering, net                                               --                3,954
       Proceeds from exercise of employee stock options                   --                   81
       Proceeds from treasury stock to employee benefit plan              --                   29
       Purchase of treasury shares                                         (33)              --
                                                                      --------           --------

Net cash (used in) provided by financing activities                        (89)             4,335

Net (decrease) increase in cash and cash equivalents                   (11,287)             3,295
Cash and cash equivalents at beginning of period                        14,213              3,186
Cash and cash equivalents at end of period                            $  2,926           $  6,481

Supplemental disclosure of cash flow information:
       Cash paid for interest                                         $      1           $      8
       Cash paid for taxes                                            $    383           $   --

     See accompanying notes to unaudited consolidated financial statements

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

The accompanying financial statements have been prepared by Bionx Implants, Inc. (the "Company") and are unaudited. Certain amounts in 1999 have been reclassified to conform with current presentation. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 2000 and the Company's consolidated results of operations and cash flows for the nine months ended September 30, 1999 and 2000, have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the SEC. The consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999 and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the SEC. The results of operations and the cash flows for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.



2.    Inventory

      Inventory consists of the following components as of December 31, 1999 and September 30, 2000 (in thousands):

                                                    December 31, 1999      September 30, 2000
Raw materials                                            $  1,121               $    952
Finished goods - Implants                                   2,844                  2,577
Instruments                                                 4,505                  4,180
Instruments on consignment                                  3,100                  3,362
                                                         --------               --------
                                                           11,570                 11,071
  Less:
      Inventory reserve for obsolete and excess
        instruments and implants                           (2,701)                (1,786)
      Accumulated amortization
        - consigned instruments                            (1,095)                (1,793)
                                                         --------               --------

                                                         $  7,774               $  7,492
                                                         ========               ========

The Company amortizes the cost of instrumentation inventory consigned to dealers and distributors.


3.    Net Loss Per Share

Basic losses per share are computed using the weighted average number of shares of common stock outstanding during the period. Diluted losses per share are computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options and warrants using the treasury stock method. These options and warrants have been excluded from the diluted losses per share calculation as their effect would be antidilutive at September 30, 1999 and 2000.

The following table sets forth the calculation of the total number of shares used in the computation of net loss per common share for the three and nine months ended September 30, 1999 and 2000 (in thousands):

                                      Three Months Ended September 30,
                                           1999            2000
                                          ------          ------
Shares used in computing basic             8,895          10,780
Loss per share

Incremental shares from assumed             --              --
Exercise of dilutive options and
Warrants                                  ______          ______

Shares used in computing diluted           8,895          10,780
Loss per share



                                       Nine Months Ended September 30,
                                           1999            2000
                                          ------          ------
Shares used in computing basic             8,895          10,408
Loss per share

Incremental shares from assumed             --              --
Exercise of dilutive options and
Warrants                                  ______          ______

Shares used in computing diluted           8,895          10,408
Loss per share


4.      Capital Stock

In the first quarter of 2000 the Company completed a rights offering under which the Company received proceeds of $4 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Statements regarding future performance in this Quarterly Report on Form 10-Q constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995 ("Forward looking Statements"). The Company does not assume the obligation to update any Forward-Looking Statement. The Company's actual results could differ materially from those anticipated by such Forward-Looking Statements as a result of certain factors, including those set forth in Exhibit
99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The Company was founded in 1984 to develop certain resorbable polymers for orthopaedic uses. The Company has incurred substantial operating losses since its inception and, as of September 30, 2000, had an accumulated deficit of approximately $18.8 million. Such losses have resulted to a large extent from expenses associated with the write off and reserve of impaired inventory, the development and patenting of the Company's Self-Reinforcing technologies and resorbable implant designs, preclinical and clinical studies, preparation of submissions to the FDA and foreign regulatory agencies, the development of sales, marketing and distribution channels, the write-off of acquired in-process research and development or foreign currency translation adjustments, patent litigation expenses and the development of the Company's manufacturing capabilities. After recording profitable results for a number of quarters, the Company has again recorded losses in recent periods, including a loss of approximately $12.5 million in 1999 and $2.0 million for the nine months ended September 30, 2000. Although the Company's revenues grew significantly in the second half of 1996 and during 1997 and 1998, there was no revenue growth during 1999 or during the first nine months of 2000; indeed, revenues for the nine months ended September 30, 2000 were $1.4 million less than the comparable period in 1999. No assurance can be given that revenues will grow in the future or that revenues will exceed expenses in the future.

During the third quarter of 1999, the Company began to implement initiatives and refocus its business in an attempt to improve its profitability and operations performance. Four new products were introduced. The loss from operations was reduced from $2,028,000 in the second quarter of 1999 to $699,000 in the third quarter and $335,000 in the fourth quarter ended December 31, 1999. The Company's cash and cash equivalents improved from $2.9 million at September 30, 1999 to $3.2 million at December 31, 1999, representing the improvements made in cash flow management and our continued efforts to achieve a positive cash flow. During 2000 cash and cash equivalents increased to $6.5 million. See the section on " Liquidity and Capital Resources".

During the nine months ended September 30, 2000, the Company incurred a loss of $2.0 million. Excluding special charges related to inventory of $0.9 million during the nine months ended September 30, 1999, this loss was $2.8 million less than the loss incurred in the nine months ended September 30, 1999 as a result of improvements in operations that the Company made.

No assurances can be given that the Company's initiatives will result in profitable operations in the future.

The Company typically sells, consigns or provides free of charge to hospitals implant grade, stainless steel surgical instruments for use with each of its Self-Reinforced, resorbable products. For financial statement purposes, revenues from the sale of instrumentation systems are included within product sales and costs associated with such systems are included within cost of goods sold. The Company began expensing instruments during the fourth quarter of 1999 as they are placed in domestic hospitals for use by the surgeon. In the case of product consigned to distributors and dealers, the Company amortizes the cost of the instrumentation over a three-year period as cost of goods sold.

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

The Company invoices more than 85% of its consolidated revenues in US Dollars. Approximately 70% of the expenses incurred by the Company are typically denominated in US Dollars. The remaining portion of revenues and expenses are denominated in European currencies, predominantly Finnish Markka. Foreign exchange transaction gains and losses can vary significantly from period to period.

The Company's operating losses have resulted in net operating loss carryforwards of approximately $10 million for Federal, foreign and state income tax reporting purposes as of September 30, 2000. Because tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these carryforwards for income tax purposes. Furthermore, income earned by a foreign subsidiary may not be offset against operating losses of U.S. entities. The statutory tax rates applicable to the Company and its foreign subsidiaries vary substantially. Tax rates have fluctuated in the past and may do so in the future.

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


Results of Operations

Product sales. The Company's product sales decreased by 14.4% from $4.8 million during the quarter ended September 30, 1999 to $4.1 million during the quarter ended September 30, 2000 and by 11.4% from $14.9 million during the nine months ended September 30, 1999 to $13.2 million during the nine months ended September 30, 2000. Consolidated revenues for the Company are comprised of three specific product categories: Sports Medicine (which includes the Meniscus Arrow), Orthopedic Trauma and Craniofacial. In order to stimulate sales and introduce innovative new products to physicians, the Company has added resources, including physician training programs and field sales business development managers, to the Sports Medicine sales effort, and formed an Orthopedic Trauma sales and marketing team.

Consolidated sales of Sport Medicine products during the three months ended September 30, 1999 and 2000 were $2.8 million for each quarter, and were $9.3 million and $8.8 million, respectively, during the nine months ended September 30, 1999 and 2000. Sports Medicine products represented 68% and 67% of sales during the three and nine months ended September 30, 2000, respectively, and 58% and 62% of sales during the three and nine months ended September 30, 1999, respectively. Due in part to increased non-meniscus arrow new product sales by the Company and an emphasis on sales and marketing initiatives for these new products, during the nine months ended September 30, 2000, Meniscus Arrow sales declined to 82% of the Company's Sports Medicine revenues, as compared with 90% during the nine months ended September 30, 1999. The overall decline in Sports Medicine revenues during the nine month period ended September 30, 2000 is attributable to competitive pressures on distributors and a slight reduction in the number of arrows used per procedure, offset by the aforementioned new product sales.

Consolidated sales of Orthopedic Trauma products during the three months ended September 30, 1999 and 2000 were $1.1 million and $0.8 million, respectively, and were $3.1 million and $2.8 million, respectively, during the nine months ended September 30, 1999 and 2000. The Company attributes these declines to the reduced sales and marketing focus on these products during the early portion of 2000. The Company has, more recently, shifted resources to include additional sales and marketing personnel in this area by forming a dedicated Orthopedic Trauma team in the US focused on sales, marketing and also directing product development activities to develop further new products that satisfy surgeon needs.

Consolidated sales of Craniofacial products during the three months ended September 30, 1999 and 2000, were $0.4 million and $0.3 million, respectively, and were $1.5 million and $0.9 million, respectively, during the nine months ended September 30, 1999 and 2000. These decreases were largely due to the Company's decision to discontinue a direct selling effort and shift selling efforts to a distributor network. The Company is engaged in evaluating and securing partnerships with major distributors and firms involved with Craniofacial selling worldwide.

Grant and License revenues. Grant and license revenues during the three months ended September 30, 1999 and 2000 were $90,000 and $143,000, respectively, and were $256,000 and $583,000, respectively, during the nine months ended September 30, 1999 and 2000. This revenue is generated primarily from grants obtained from a Finnish government research organization which funds certain research and development projects.

Gross profit. The Company's gross profit declined from $3.9 million during the three months ended September 30, 1999 to $2.9 million during the three months ended September 30, 2000. The Company's gross profit declined from $10.4 million during the nine months ended September 30, 1999 to $9.0 million during the nine months ended September 30, 2000. The gross profit margin declined from 79% to 68% from the third quarter of 1999 to the third quarter of 2000 and declined from 69% to 65% from the nine months ended September 30, 1999 to the nine months ended September 30, 2000. The Company attributes a significant portion of the gross profit declines to a dedication of certain management and support personnel to manufacturing functions. The impact of this item was $.3 million and $1.0 million in the three and nine months ended September 30, 2000, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by 26% from $3.8 million in the third quarter of 1999 to $2.8 million in the third quarter of 2000 and by 33% from $12.8 million during the first nine months of 1999 to $8.6 million during the nine months ended September 30, 2000. These declines primarily reflect the charges incurred by the Company during the third quarter of 1999 as part of management's initiatives to refocus its business and reallocate critical resources. In addition, as noted above, the Company rededicated certain personnel from marketing to manufacturing functions during 2000.

Patent and legal / litigation expense. Patent and legal / litigation expense decreased substantially during 2000; the Company incurred $633,000 of such expenses during the third quarter of 1999, as compared to only $184,000 during the third quarter of 2000, and $412,000 for the nine months ended September 30, 2000, as compared to $1,700,000 for the nine months ended September 30, 1999. The Company believes that the current status of the proceedings and negotiations does not require the level of legal assistance that was previously required when these matters were first initiated.

Research and development. Research and development expenses totaled $778,000 or 16% of sales for the third quarter of 1999, but decreased to $538,000 or 13% of sales for the same period of 2000. For the first nine months of 1999, research and development expenses totaled $2.1 million or 13.7% of sales, as compared with $1.9 million or 14.3% of sales during the nine months ended September 30, 2000. The reduction of research spending primarily reflects lower development costs at third parties conducting collaborative studies in new products and technologies offset by increased internal development programs.

Income taxes. The Company recorded no tax provision for the periods reported herein, due to operating losses for all such periods.

Other income and expense. Included in this line item is $330,000 of expense for the three and nine months ended September 30, 2000 related to foreign exchange translation adjustments associated with the Company's adjustments under FAS 52, Foreign Currency Translation. There were no similar entries included in the results for the same periods of 1999. The U.S. dollar is the functional currency for the Company's foreign subsidiaries.

Net loss. The Company reported a net loss of $1.3 million and $0.9 million for the three months ended September 30, 1999 and 2000, respectively, and net losses of $5.8 million and $2.0 million, respectively, for the nine months ended September 30, 1999 and 2000. Excluding the special charges related to instrument inventory during the second quarter of 1999, net loss decreased by $.5 million for the three months ended September 30, 2000, and $2.8 million for the nine months ended September 30, 2000, as compared to the same periods of 1999.

Liquidity and Capital Resources

The Company has relied primarily upon external (private and public) sources of equity to fund operations and development.

At December 31, 1999 and September 30, 2000, cash and cash equivalents totaled $3.2 million and $6.5 million, respectively. The increase in cash and cash equivalents of approximately $3.3 million is primarily attributable to the Company's Rights Offering of approximately $4.0 million during the first quarter of 2000. Absent said increase, cash and cash equivalents declined by $0.7 million, primarily as a result of investments in intellectual property.

At December 31, 1999 and September 30, 2000, the Company had net working capital totaling $11.6 million and $14.5 million, respectively.

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

      The Company believes that existing capital resources from its $4.0 million discretionary credit line and its $4.0 million rights offering completed in the first quarter of 2000, together with cash flow from operations (if, and to the extent, generated), will be sufficient to fund its operations for the near term. This statement constitutes a Forward-Looking Statement. Actual results could differ materially from the Company's expectations regarding its capital requirements and its sources of capital. The Company's operations did not produce positive cash flows during 1994, 1995, 1996, 1998 or the nine months ended September 30, 2000. To the extent that funds generated from the Company's operations, together with its existing capital resources (including its credit facility), and the net interest earned thereon, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. No assurances can be given that such funds will be made available to the Company on acceptable terms or at all.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

No change since filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders


      The Company's Annual Meeting of Shareholders was held on July 12, 2000. Anthony J. Dimun and David H. MacCallum were re-elected as directors for three year terms. A total of 5,260,975 shares were voted for Mr. Dimun, and 709,227 shares were voted authority withheld. A total of 5,260,555 shares were voted for Mr. MacCallum, and 709,647 shares were voted authority withheld. Mr. MacCallum subsequently resigned as a director of the Company in September 2000. Terry D. Wall, Gerard S. Carlozzi, David J. Bershad and Pertti Tormala continued their respective terms as directors after the Annual Meeting.

      Also at the Annual Meeting, the shareholders approved an amendment to the Company's Stock Option Plan to increase the number of shares that may be issued under such Plan. The vote was 3,124,281 shares "For", 763,220 shares "Against", 6,708 "Abstentions" and 2,075,993 "Broker Non-Votes."

      The shareholders also approved a proposal to authorize the use of payroll deductions and associated loans to enable participants in the Company's Investment Plan to purchase shares under that Plan. The vote was 5,903,907 shares "For", 61,331 shares "Against", and 4,964 "Abstentions".



Item 6. Exhibits and Reports on form 8-K

         (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

         No. 27.1 Financial Data Schedule

         (b) The Registrant did not file any Current Reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BIONX IMPLANTS, INC.

                                     By:  /s/ Gerard Carlozzi
                                          --------------------------------------
                                          Gerard Carlozzi, President
                                          and Chief Executive Officer

                                     By:  /s/ Drew Karazin
                                          --------------------------------------
                                          Drew Karazin, Chief Financial Officer

Dated:   November 14, 2000


EXHIBIT INDEX

Exhibit

    27.1 Financial Data Schedule