Form 10-K405
period 2000-12-31
BIONX IMPLANTS INC
filed 2001-04-02
CIK 1030418

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to _____

                         Commission File Number 0-22401

                              BIONX IMPLANTS, INC.
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                    22-3458598
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

                                 Yes   X     No
                                      ---       ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of voting stock held by non-affiliates as of March 22, 2001 was approximately $6,400,000.

         Number of shares of Common Stock outstanding as of March 22, 2001:
10,819,464

         Documents incorporated by reference: Definitive proxy statement for the registrant's 2001 annual meeting of shareholders (Part III).

                              BIONX IMPLANTS, INC.

                                TABLE OF CONTENTS

                                     PART I

                                                                                                            Page number
Item 1        Business of the Company.........................................................................    3

Item 2        Properties......................................................................................   24

Item 3        Legal Proceedings...............................................................................   24

Item 4        Submission of Matters to a Vote of Security Holders.............................................   24

Item 4A       Executive Officers of the Registrant............................................................   25

                                                        PART II

Item 5        Market for the Registrant's Common Equity and Related Stockholder Matters.......................   27

Item 6        Selected Financial Data.........................................................................   27

Item 7        Management's Discussion and Analysis of Results of Operations and Financial Condition...........   29

Item 7A       Quantitative and Qualitative Disclosures About Market Risk......................................   35

Item 8        Financial Statements and Supplementary Data ....................................................   35

Item 9        Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure............................................................................ F-20

                                                        PART III

Item 10       Directors of the Registrant..................................................................... F-20

Item 11       Executive Compensation.......................................................................... F-20

Item 12       Security Ownership of Certain Beneficial Owners and Management.................................. F-20

Item 13       Certain Relationships and Related Transactions.................................................. F-20

                                                        PART IV

Item 14       Exhibits, Financial Statements Schedules and Reports on Form 8-K................................ F-21

Signatures    ................................................................................................ F-23

ITEM 1.  BUSINESS OF THE COMPANY

INTRODUCTION

         Bionx Implants, Inc. (the "Company" or "Bionx") was incorporated in Delaware in October 1995 to coordinate the business of four related companies controlled by U.S. and Finnish investors. In September 1996, the Company consummated a reorganization pursuant to which it acquired all of the capital stock of the four existing companies and issued in exchange a total of 5,263,160 shares of its Common Stock (the "Reorganization"). The four existing companies were Bioscience, Ltd. (which has been renamed Bionx Implants, Ltd. and has been engaged in the development of resorbable polymer products since 1984), Biocon, Ltd. (which held most of the Company's patents and patent applications and, during 1997, was merged into Bionx Implants, Ltd.) and two companies organized in the U.S. to further sales, marketing and development efforts, Biostent, Inc. ("Biostent") and Orthosorb, Inc. ("Orthosorb"). Of the 5,263,160 shares issued by the Company in the Reorganization, 2,578,949 shares were issued to the former U.S. stockholders of the four existing companies and 2,684,211 shares were issued to a Dutch company (Bionix, B.V.) owned by such stockholders and the former Finnish stockholders of Bionx Implants, Ltd. and Biocon, Ltd. The Company intends to dissolve Biostent and Orthosorb in the future. Unless otherwise indicated, all references herein to the business of the Company include Bionx Implants, Inc. and the four entities acquired by Bionx Implants, Inc. in connection with the Reorganization. On August 27, 1999 the Company was reincorporated in the Commonwealth of Pennsylvania. See Note 1 of the Notes to the Company's Consolidated Financial Statements. There was no change in the name, business, management, benefit plans, location, assets, liabilities or net worth of the Company as a result of the reincorporation.

The following terms used on this form 10-K are registered trademarks of Bionx Implants, Inc: Meniscus Arrow, SmartScrew ACL, The Wedge, SmartNail, Bankart Tack, BioCuff, Self Reinforced, Contour Labral Nail, BioSorb.



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


OVERVIEW

         The Company is a leading developer, manufacturer and marketer of Self-Reinforced, resorbable polymer implants, including screws, pins, arrows and stents, for use in a variety of applications which include Sports Medicine, Orthopedic Trauma and Craniofacial Surgery and Urology. The Company has proprietary manufacturing processes for Self-Reinforced resorbable polymers, modifying the brittle polymer structure into a physiologically strong structure with controlled, variable strength retention. The Company's patented position in orthopedic implants and innovative resorbable materials for medical uses is a key strength that the Company uses to develop products that satisfy the needs of surgeons.

          The Company currently markets its products through a sales force comprised of a managed network of independent sales agents and distributors in the U.S.; Europe, Middle East, and Africa ("EMEA"); and Asia. The Company's product lines: Sports Medicine, Orthopedic Trauma and Craniofacial Surgery were designed to address recognized clinical needs. The Company is dedicated to satisfying these needs by developing new and innovative products, licensing products that complement the established product lines and partnering with organizations that can provide new products or technologies.

           The Company estimates that its products have been used in over 300,000 surgeries worldwide. The Company has received 510(k) clearance from the U.S. Food and Drug Administration (the "FDA") for its products in the U.S. The Company has also received regulatory approvals for its product lines in certain European and Asian markets.

THE HUMAN SKELETAL SYSTEM

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

         Injuries involving skeletal tissue will heal more rapidly when supplemented by physical manipulation and anatomical realignment. When attempting to repair skeletal tissue, orthopedic surgeons perform surgical procedures to recreate anatomically correct positions and to maintain these positions. The techniques and tools used by surgeons differ according to the skeletal tissue involved and the location in the body. However, the objective in each instance is identical: to reposition the tissue in its correct anatomical position and provide fixation systems to maintain that position during healing.

TRADITIONAL APPROACHES TO REPOSITIONING TISSUE AND FIXATION

         To achieve proper skeletal tissue healing, orthopedic surgeons either
(i) use implantable devices, including screws, pins, tacks, plates and nails, to perform various internal fixation and repair techniques and/or (ii) apply external fixators and immobilization systems, such as casts. These techniques are designed to ensure appropriate reduction (close approximation of the separated tissues) and compression (pressure applied to the reduced tissues to assure maintenance of the reduction) during the healing process.

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

LIMITATIONS OF TRADITIONAL APPROACHES

         Metal Implants

         For more than 30 years, stainless steel, titanium and metal alloy screws, tacks, pins and plates have been recognized as the standard of care for the fixation of bone and connective tissue as a result of the implants' strength and their relatively low reactivity rates. The use of metal implants as the standard of care has been reinforced through the application of Association for the Study of Internal Fixation ("ASIF") techniques and the training received by most orthopedic surgeons. As a result, the Company believes that metal fixation devices are currently used in the vast majority of the repairs of skeletal tissue requiring internal fixation.

         Despite the nearly universal acceptance of metal fixation devices, the medical community has recognized several important limitations associated with these products. Most significantly, bone repaired with and supported by metal devices relies upon the implant to perform the load-bearing functions previously performed by bone. Physicians refer to this as stress shielding of the healing bones. Since bones grow and repair in response to stress, bones which are not called upon to perform their natural load-bearing functions tend to weaken in the fractured areas. Although it is recommended that metal implants be removed to deter stress shielding, frequently they are not removed. Furthermore, motion at the fracture site can cause metal implants to loosen and to create hollow areas in cancellous (spongy) bone. Connective tissue fixation techniques using metal implants can cause long-term problems, including local pain and loss of functionality due to abrasion of the surrounding tissue by the metal implant. In addition, some patients experience allergic reactions when certain metal fixation devices remain implanted for extended periods of time.

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

SELF-REINFORCED, RESORBABLE IMPLANTS

         The Company has developed a variety of proprietary resorbable polymer fixation implant product lines, including screws, pins, tacks, arrows, plates, membranes and urology stents, which provide an alternative to currently marketed implants. By modifying well-characterized resorbable polymers (e.g., poly-l-lactic acid ("PLLA") and polyglycolic acid ("PGA")) through the use of several proprietary manufacturing and processing techniques, the Company is able to create Self-Reinforced, resorbable implants. The Company's Self-Reinforcing technologies modify a resorbable polymer's properties from a brittle structure into a physiologically strong polymer implant with controlled, variable strength retention (ranging from three weeks to six months, depending upon the medical indication) which can be used safely and reliably in a variety of clinical applications.

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

BUSINESS FOCUS

         In order to achieve strategic focus, satisfy surgeon needs in core businesses and develop new and innovative products, the Company has restructured its business to focus on the development of key market opportunities. The Company has designed or realigned its business with an emphasis on the following key business imperatives:


               CURRENT SALES AND MARKETING EFFORTS - SUPPORTED BY
                      STATE OF THE ART PRODUCT DEVELOPMENT

                                 SPORTS MEDICINE

         The Company has an intense focus on improving patient outcomes and satisfying surgeon needs in the procedural specific Sports Medicine business segment, which is approximately $525 million worldwide. The procedural specific market segment consists of product offerings that are designed to perform a specific clinical procedure. Products in this market segment consist of guide systems for ligament reconstruction, fixation devices for securing tissue and ligaments to bone, tissue removal systems and an assortment of disposable ancillary products that aid in performing a surgical procedure. The market growth rate is projected at 5 to 8% annual growth per year, mostly due to the aging active population engaging in sport activities and the introduction of new surgical technologies that enable the surgeon to treat patients that could not be effectively treated in the past. The Company's focus is on new surgical modalities and developing innovative new products that achieve significant surgeon acceptance.

         The majority of sports related injuries that require surgical intervention consist of torn ligaments and detachments of tendons from the supporting bony structures. Surgical techniques involve the replacement of a ligament with a graft and attachment of the ligament and tendons to bone. Depending on the age of the patient and the quality of the bone and tissue, clinical outcomes vary. There is a need to improve current reconstruction instruments and fixation devices to provide proper anatomical placement and fixation of the ligament and tendon.

         Surgeons are requesting, more often, alternative solutions to current products available that will improve ease of use and provide improved biological and anatomical results. Acceptance of resorbable materials and other biological products has been evident by the use of these products for the repair of the meniscus and resurfacing of articulate cartilage in the knee. The use of resorbable polymers in sports medicine applications is widely accepted.

         The Company has established relationships with key surgeons in this and the other business segments and established medical advisory teams that work closely with the Company's product development experts.

         In the Sports Medicine business segment these surgeon advisors are themselves experts and many are key scientific thought leaders in the two premier societies that support this market segment: Arthroscopy Association of North American (AANA) and the American Society of Sports Medicine (ASSM).

                   ORTHOPEDIC TRAUMA AND CRANIOFACIAL SURGERY

         The market for bone fixation products in which the Company participates is defined as a small bone fixation segment, comprised of orthopedic extremity trauma and craniofacial reconstruction. This market segment, as defined, is approximately $500 million worldwide. The small bone fixation segment consists of product offerings that allow the surgeon to reposition bones together to facilitate normal healing of the bones. Products in this market segment consist of pins, plates, screws, joint spacers, external fixation frames and instruments for achieving appropriate reduction of the bones to enable proper healing. The market growth rate is projected at 4 to 5% annual growth per year, mostly due to the aging active population and the introduction of newer materials that provide for improved biological healing.

         The majority of conditions and injuries that require surgical intervention consist of fractured bones and deformities of the skeletal frame. Surgical techniques involve the reduction and repair of bones to maintain alignment and promote healing. Depending on the age of the patient and the quality of the bone, clinical outcomes vary. There is a need to improve current reconstruction instruments and fixation devices to provide proper anatomical reduction and alignment to promote satisfactory clinical outcomes. Clinical procedures that involve bony fixation of the extremities that are fixated with metal screws and plates often required removal after the bones heal to reduce the rate of refracture due to stress shielding of the bone and patient discomfort. Surgeons are requesting alternative solutions to current products available that will improve ease of use, reduce the need to remove the hardware after healing has occurred and provide improved biological and anatomical results. Acceptance of resorbable materials and other biological products has been evident by the use of these products for the repair and reconstruction of craniofacial and extremity fractures.

         The Company brings a range of unique bone fixation and reconstruction products to the market which support applications where non-weight-bearing fixation of bone is required. The Company has established a leadership position for resorbable pins and screws and has leveraged its current position by introducing new and innovative products directed towards improving the range of alternative products and techniques available to the surgeon.

         Scientific thought leaders that form the core of the Company's medical and product advisory team are experts with a focus in either lower extremity, foot / ankle, hand or upper extremity surgical anatomy and craniofacial reconstruction.

         PRODUCT DEVELOPMENT EFFORTS

         The Company's product development efforts focus upon 1) expanding the use of the Company's platform technology to address the limitations of traditional orthopedic surgical techniques and existing implants, 2) expanding the use of the Company's platform technology, perhaps with the marketing and funding assistance of a partner organization, for new therapeutic indications and 3) developing new materials to address the limitations of traditional orthopedic surgical techniques and existing implants or, again with the marketing and funding assistance of a partner organization, developing these new materials for new therapeutic indications.

         The Sports Medicine and the Orthopedic Trauma and Craniofacial Surgery areas utilize relationships with world class physicians to develop new products. Two other areas that the company focuses on are:

                        MATERIALS SCIENCE AND DEVELOPMENT


                  As a recognized leader in resorbable polymer technology, the Company has attracted the attention of numerous scientific organizations interested in melding their particular expertise with the patented techniques available utilizing the Company's intellectual property. Additionally, the Company has significant proprietary materials development capabilities that may be applied toward therapeutic areas that are outside the Company's marketing focus. The Company's materials development segment has successfully patented a variety of products that demonstrate creative new approaches to the traditional treatment modalities in these therapeutic areas. One example of this approach has been the successful development of urological stents, which were subsequently licensed to Mentor and Toray (see Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition). The Company continues to develop these products and will apply its materials science expertise in both its core businesses and other areas, including other orthopedic areas such as the spine and non-orthopedic areas. In each of these cases the Company's primary strategy is to identify strategic partners that will bring funding, synergistic technology and market expertise to the partnership.

                                     STENTS

                  The Company has significant technological assets, including the aforementioned materials science capabilities, that have been applied to the development of bioabsorbable stents for urological applications - specifically Benign prostatic hyperplasia ("BPH"), a common condition in older men which is characterized by the non-cancerous enlargement of the prostate gland, which can block the normal flow of urine. In response to the needs of this market, the Company has developed a resorbable, self-expanding stent that is used to improve urine flow-rates whenever the temporary relief of BPH symptoms is needed. The Company's prostate stents have been tested in clinical trials and are the basis for continued product development and improvement.

PRODUCTS

         During 2000, the Company introduced important new products utilizing the Company's technology platform, consisting of fixation products for knee ligament fixation, shoulder rotator cuff repair and orthopedic surgery products. The Company intends to continue to expand its product offerings and strengthen its market position during 2001 by introducing additional new products for knee and shoulder procedures, and for orthopedic trauma and craniofacial reconstruction.

                      The 2000 product introductions were:

SmartScrew ACL        - for cruciate ligament reconstruction
The Wedge             - for cruciate ligament reconstruction
SmartNail             - for fixation of osteochondral fragments and
                        osteochondritis dissecans lesion
BioCuff               - for fixation of torn rotator cuff tissue
Contour Labral Nail   - for anatomical fixation of the glenoid labrum in Bankart tears and SLAP lesions
Cannulated Screws     - for the maintenance of alignment of cancellous bone
                        fractures

                  The Company's product line consists of:

               PRODUCTS                              TARGETED INDICATIONS(1)
               SPORTS MEDICINE - KNEE
               Meniscus Arrow                        Meniscus Repair
               SmartScrew ACL                        Ligament Attachment
               The Wedge                             Ligament Attachment
               SmartNail                             Condral Fragments

               SPORTS MEDICINE - SHOULDER
               Bankart Tack                          Labral Repair
               BioCuff                               Rotator Cuff Repair
               Contour Labral Nail                   Labral Repair

               ORTHOPEDIC TRAUMA AND CRANIOFACIAL
               RECONSTRUCTION
               PLLA and PLGA Pins                    Fractures/Osteotomies
               PLLA Screws                           Fractures
               Cannulated Screws                     Fractures/Osteotomies
               BioSorb screws and plates             Craniofacial Fixation

               (1) As described herein, FDA clearances for certain of the Company's products are limited to specific indications.

SPORTS MEDICINE - KNEE

         Meniscus Arrows

         Tears of the cartilage pads in the knee, known as the menisci, are the most common knee injuries treated by orthopedic surgeons in the U.S. Prior to the introduction of the Company's Meniscus Arrow, the treatment options available to surgeons were limited to either the removal of the damaged section (meniscectomy) or surgical repair using a variety of complex suturing techniques. The efficacy of meniscetomy, historically the preferred approach given the complex and lengthy nature of the suture repair procedure, has been questioned in peer-reviewed and published studies. These studies have shown that meniscus removal may be detrimental to the long-term outcome of the surgery and may lead to complications requiring further, more invasive, surgeries. The suturing alternative requires surgeons to tie secure knots arthroscopically, which is one of the most technically demanding skills in arthroscopic surgery. Surgical complications, including damage to the vascular and neural system, can arise during this time-consuming suturing process, due in part to the necessity of creating a small opening at the back of the knee to allow for the passing of sutures and the tying of knots.

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

         SmartScrew ACL & The Wedge

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

         The Wedge is a bioresorbable interference fit implant that can also be used to attach a graft during cruciate ligament reconstruction, including Bone-Patella Tendon-Bone or Soft Tissue Grafts. The Wedge has a unique design that provides superior benefits over traditional interference fit techniques with a simple, easy to use insertion technique.

         The Company estimates that one out of 3,000 Americans and 300,000 people worldwide experience problems with their anterior and posterior cruciate ligaments that may require surgical intervention. The Company believes that the advantages of bioresorbable implants over metal implants are: 1) revision surgery with resorbable implants is believed to be easier and safer; 2) resorbable implants are radiolucent; as a result, they do not interfere with post surgical radiographs; and 3) resorbable interference screw implants are clinically equivalent to metal interference screws. The SmartScrew ACL implant and The Wedge compete in the interference screw product segment, which comprises over 90% of the market for all fixation type devices used during anterior and posterior cruciate ligament reconstruction.

         SmartNail

         The SmartNail is a bioresorbable implant used during orthopedic surgery. This product was cleared by the FDA at the end of 1999. The SmartNail is indicated to maintain fixation and accurate alignment of small bone fractures, osteochondral fragments or osteochondritis dissecans lesions which are generally subchondral bone chips involving the overlying cartilage. Many osteochondral fragments are derived from repetitive trauma during athletic or recreational activities or can be derived from direct trauma induced from such incidents as a motor vehicle accident.

         The SmartNail resorbable implant addresses some of the current issues surrounding the use of fixation implants for osteochondral fragments. The product allows the surgeon to deliver a resorbable implant arthroscopically, thus simplifying the procedure and minimizing the patient morbidity that is associated with open fixation and the use of metal screws. In addition, the SmartNail has the benefits of bioresorbable fixation, which are clinical effectiveness, no second surgery for removal of the metal implant, radiolucency and reduced stress shielding.


SPORTS MEDICINE - SHOULDER

         Bankart Tack

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

         The Bankart Tack was cleared by the FDA in January 1998 for use in reattaching soft tissue to bone to repair a specific type of forward shoulder dislocation. It is a high-strength, biocompatible, resorbable tack-type product, which can be used in either open or minimally invasive surgery. The SR-PLLA material enables the device to retain sufficient strength to maintain soft tissue reattachment throughout the healing period, while its gradual resorption eliminates the need to remove the device at a later point in time.

         BioCuff

         The BioCuff is a bioresorbable screw and spiked washer implant used to fixate torn rotator cuff tissue back to bone. The unique Self-Reinforced copolymer utilized for BioCuff provides the ability to manufacture an independent spiked washer to address some of the current issues surrounding the use of suture based repair methods and fixed headed tacks and screws for rotator cuff repair. Made from a patented, Self-Reinforcing manufacturing process, the Company believes that BioCuff provides superior benefits over traditional products used during rotator cuff surgery with a sutureless, simple and quick insertion technique.

         During insertion of the BioCuff, the innovative thread design and multiple lengths allow optimal purchase into bone, including highly osteoporotic bone found in older patients. The independent screw and washer design provides rigid soft tissue fixation to bone without binding and twisting the tissue during insertion. BioCuff provides a greater surface area for tendon to bone contact and reduces problems that can be associated with traditional and arthroscopic rotator cuff repair, such as suture breakage and knot tying. Additionally, the BioCuff offers the following advantages over metal implants:
1) revision surgery with resorbable implants is believed to be easier and safer;
2) resorbable implants are radiolucent, which do not interfere with post surgical radiographs; and 3) resorbable implants allow for a gradual loss of stiffness to reduce stress shielding and tissue necrosis that has been associated with metal implants.

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


ORTHOPEDIC TRAUMA AND CRANIOFACIAL SURGERY

         PLLA and PLGA Pins

         Fracture fixation pins are indicated for the management of cancellous bone fractures and osteotomies in the non-load bearing areas of the skeletal system, including fractures of the ankle, knee, wrist, elbow, hand and foot. Fractures in these anatomical areas are most commonly the result of trauma. Osteotomies in these areas are normally used to correct congenital or induced bone malformation. While the use of metal pins in these areas is common, these implants are inconvenient for the patient. Metal pinning often results in pins protruding from the body to allow for their later removal, are associated with increased levels of pin tract infections, and require additional trauma and a secondary surgery or office visit when the pins are removed.

         The Company's resorbable pins, which range in diameter from 1.1 mm to
4.5 mm and in length from 10 mm to 70 mm, afford the surgeon an array of options for fixation. All pins can be cut to the precise length required for an individual patient, and since they don't need to be removed, they are cut flush with the bone eliminating the discomfort associated with protrusion and possible tract infection. Bionx pins are also designed to improve the fixation of fractures because they are slightly oval in shape providing an improved friction fit compared to round metal pins. The pins and their associated instrumentation are designed to be used in open, percutaneous, or endoscopic surgical procedures. In the U.S., while the Company's PLLA pins are currently approved for Hallus Valgus deformities, PLGA pins are currently cleared for a wide variety of indications in cancellous bone regions.

                  PLLA Screws

         Although management of fractures in the cancellous areas of bones with metal screws and plates is currently the standard of care, resorbable products offer the surgeon dependable fixation and strength while eliminating some of the inherent issues associated with metallic methods.

         A difference in stiffness between the metal screws and the bone can cause complications, including stress shielding and inducement of relative motion at the fracture site. Such motion can cause screws to loosen and can result in local bone degradation. This phenomenon is not a problem with resorbable screws since the stiffness of these screws is similar to bone, which permits stress sharing as the fracture heals. Metal screws can also protrude from the bone surface after implantation resulting in soft tissue irritation. This may result in the need for removal of the metal screw. Resorbable screw heads can be easily cut and shaped intra-operatively to ensure the screw head is flush with the surface of the bone, thereby reducing or eliminating soft tissue irritation and eliminating the need for a second surgery to remove the implant. Resorbable screws are also radio opaque and do not interfere with radiographs or MRI's. Additionally, resorbable products afford the surgeon the ability to perform revision procedures more easily because hardware removal or positioning is not a consideration.

         The Company's resorbable screws range in diameter from 2.0 mm to 4.5mm in lengths up to 70mm. The smaller screws are employed in more delicate hand and foot procedures and the 3.5mm and 4.5 mm are primarily used in foot/ankle fractures. Fully threaded designs are available for all screws while the 3.5mm and 4.5mm are also available in partially threaded configurations. The geometry of these screws has been specifically designed with the polymer in mind to impart exceptional insertion and purchase characteristics in cancellous bone fractures. The screw heads may be cut or shaped by the surgeon to conform to the bone contour and prevent irritation. All of the Company's screws are constructed of Self-Reinforced(TM) polymers that provide exceptional strength over more competitive resorbable products.

         Cannulated Screws

         During 2000 the Company released the 4.5 mm resorbable Cannulated Screw for the maintenance of alignment of cancellous bone fractures of the malleolus of the ankle as the intended first in a line of cannulated products. The cannulation enables the surgeon to place a guide wire at the fracture or osteotomy site in order to obtain initial reduction and then insert the screw over the wire for final fixation. As with all of the Company's screws, the 4.5mm cannulated screws are constructed of Self-Reinforced(TM) polymers for added strength, and implant removal is not warranted - which obviates the need for a second surgery.

         Studies have shown that overall costs are reduced using resorbable implants when compared to metallic fixation and the added cost associated with subsequent hardware removal. The Company estimates that there are over 400,000 cancellous bone fractures per year in the U.S. of which approximately 150,000 represent ankle fractures. The Company believes that many of these patients are potential candidates for resorbable fracture fixation and that the Company's pins and screws offer a safe, effective and innovative clinical solution to the surgeon and patient

         BioSorb Craniofacial Fixation

         Metallic fixation of the facial skeleton has become the accepted standard of care in craniomaxillofacial trauma and reconstruction over the past 15 years. Titanium has become the material of surgical choice due to its strength, malleability, and tissue compatibility. However, implant removal remains an open long-term clinical question. Most metallic plates and screws are not removed and at present, there are no absolute answers regarding long-term (25-year) viability. This environment creates a surgical receptiveness to resorbable fixation implants in pediatric and adult craniofacial surgery, provided the products are comparable to titanium in mechanical strength, biocompatibility and cost.

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

INSTRUMENTATION

         The Company, with the assistance of certain contract manufacturers, has developed a series of instrumentation systems designed for use with each of the Company's product lines. The Company distributes its instruments on an instrument-by-instrument basis or in kits. The implant grade stainless steel instruments are manufactured by third-parties and are designed specifically to enable implantation of a particular product manufactured by the Company. Predominantly all of the Company's currently distributed instrumentation systems are reusable. Accordingly, sales or consignment of instrumentation systems are directed to new customers and to existing customers who are planning to initiate usage of one or more of the Company's new or existing products. In most cases, instrumentation is provided to customers when they purchase a certain level of implant products. The costs of such instruments for dealers and distributors are amortized over their estimated useful life. However, due to increased competitive activity in the hospital setting, the Company began expensing instruments during the fourth quarter 1999 as they are placed in hospitals for use by the surgeon. See Notes 2 and 3 of the Notes to the Company's Consolidated Financial Statements.

GEOGRAPHIC INFORMATION

         For geographic information regarding the Company, see Note 14 of the Notes to the Company's Consolidated Financial Statements.

SALES, MARKETING AND DISTRIBUTION

          The Company currently markets its products through a sales force comprised of a managed network of independent sales agents and distributors in the U.S.; Europe, Middle East, and Africa ("EMEA"); and Asia. In the U.S., the Company handles all invoicing functions directly and pays commissions to its sales agents or representatives. Outside the U.S., the Company sells its products directly to distributors and dealers at discounts that vary by product and by market. Accordingly, the Company's U.S. sales result in higher gross margins than international sales.

         The Company's product lines: Sports Medicine, Orthopedic Trauma and Craniofacial Surgery were designed to address recognized clinical needs. The Company is dedicated to satisfying these needs by developing new and innovative products, licensing products that complement the established product lines and partnering with organizations that can provide new products or technologies.


         In managing its U.S. network, the Company maintains a direct relationship with its medical community customers by handling all invoicing functions directly and paying commissions to its sales agents. The Company supports its U.S. managed network of sales agents with an in-house staff of trainers and managers who supplement the work of the sales agents, providing training to orthopedic surgeons with respect to the features and modalities applicable to particular resorbable implant products. In Europe, the Company sells its products through networks of independent distributors and dealers that purchase products from the Company at discounts that vary by product and by market. These international distributors and dealers have the primary relationships with the physicians and hospitals that are using the Company's products. The Company typically operates under written agreements with its domestic and international sales agents, distributors and dealers. These agreements grant the dealers the right to sell the Company's products on an exclusive basis within a defined territory and permit the distributors to sell other medical products.

         The Company typically sells, consigns or provides free of charge to hospitals implant grade, stainless steel surgical instruments for use with each of its Self-Reinforced, resorbable products. The sale of these instruments results in margins which are typically lower than the margins applicable to the Company's implant products. For financial statement purposes, revenues from the sale of instrumentation systems are included within product sales and costs associated with such systems are included within cost of goods sold. However, due to increased competitive activity in the hospital setting, the Company began expensing instruments during the fourth quarter 1999 as they are placed in hospitals for use by the surgeon. In the case of consigned product to distributors and dealers, the Company amortizes the cost of the instrumentation over a three-year period as cost of goods sold. Sales and loans of such systems are likely to be most pronounced in periods shortly after product launches and likely to be less prevalent as penetration of the market increases over the long term. For information regarding the Company's instrumentation practices, see "Business- Products - Instrumentation."

         Outside of the Sports Medicine market, the Company may seek to establish licensing or distribution agreements with strategic partners to develop certain products and to market and distribute products that the Company elects not to distribute through its managed networks of independent sales agents, distributors and dealers. No assurance can be given that the Company will be able to enter into license arrangements on satisfactory terms.

         The Company has entered into agreements pursuant to which the Company is obligated to pay royalties based on net sales of certain of the Company's products, including the Meniscus Arrow. To the extent that sales of the Meniscus Arrow products and other licensed products increase in future periods, the Company's license obligations are expected to increase.

MANUFACTURING

         The Company currently manufactures all of its implant products in its Tampere, Finland facility. All finished goods production, packaging and testing are conducted in a validated clean room with physically separate areas of varying types of air quality designed specifically for the production of resorbable polymeric materials and products. Substantially all aspects of the manufacturing process are subject to, and are designed to comply with, the FDA's Good Manufacturing Practices ("GMP") requirements. The facility is subject to inspection by the FDA and European regulatory agencies. The Company has received a European Community ("EC") Design Examination and an EC quality system Certificate and is entitled to affix a CE marking on all of its currently marketed orthopedic, urological, dental and cranio-facial products. See "Government Regulation."

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

PRODUCT DEVELOPMENT

         To date, all of the Company's implants sold in the U.S. have been cleared through the 510(k) Premarket Notification process. Lengthier and more costly PMA submissions may be required in order to obtain approval to sell urological stents and other new products in the U.S. The Company incurred research and development expenses of $2,360,485, $3,758,680 and $2,682,256 during 1998, 1999 and 2000, respectively.

         The Company's estimations of the benefits, criteria, markets, uses, features, market acceptance, medical indication and other items related to its products constitute Forward Looking Statements. See Exhibit 99.1 to this Annual Report on Form 10-K.
 .
         Product development involves a high degree of risk. There can be no assurance that the Company's new product candidates in various early stages of development will prove to be safe and effective, will receive the necessary regulatory approvals or will ultimately be commercially successful. These product candidates will require substantial additional investment, laboratory development, clinical testing and FDA or other agency approval prior to their commercialization. The Company's inability to successfully develop and introduce these product candidates on a timely basis or at all, or achieve market acceptance of such products, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company's patent strategy has been to seek patent protection for the technologies that produce the Company's Self-Reinforced resorbable polymer products and, when available, for the products themselves. The Company owns or has licenses to patents issued in the United States and in various foreign countries and has patent applications pending at the U.S. PTO and in the patent offices of various foreign countries. The Company's four principal U.S. patents (two of which are owned by the Company and two of which are licensed to the Company on an exclusive basis) will expire between 2004 and 2008. The two principal U.S. patents owned by the Company relate to the Company's Self-Reinforced resorbable polymer products, the Company's sintering process, and resorbable polymer products produced from the Company's controlled drawing process. The Company has two U.S. patents relating to methods of making the Company's resorbable stents and the stents themselves. The Company's other patents and patent applications relate to various uses for Self-Reinforced resorbable polymers, either alone or in combination with other resorbable polymers or biocompatible materials, and generally involve specific devices, applications or improvements of the technologies disclosed in the Company's principal patents and patent applications. European counterparts to the two principal U.S. patents that are owned by the Company and the Japanese counterpart to one such patent were the subject of opposition proceedings. The Company vigorously defended its European and Japanese patent positions in these proceedings. The Company was successful in defending its European counterpart patents, and the validity of those European patents was upheld by the European Patent Office. The favorable decision as to one of those European patents has been appealed and no assurance can be given that this decision will not be reversed. The Japanese patent application is still being challenged on lack of novelty and inventiveness grounds. Further, no assurance may be given as to the outcome of this pending Japanese opposition proceeding. In order to clarify and confirm its U.S. patent position, the Company requested reexamination by the U.S. PTO of the two principal U.S. patents owned by the Company. The issues raised during the reexamination proceedings were resolved in the Company's favor on both patents, including the one describing the self-reinforcing method used in approximately 98% of the Company's existing products.

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

         The Company had initiated a patent infringement lawsuit asserting that a third party who is selling self-reinforced devices is infringing one of the principal patents assigned to the Company. The Company vigorously sought both monetary and injunctive relief from the third party. The third party asserted that this patent is invalid and not infringed and filed a motion for summary judgment on an issue of invalidity with the court. The court denied that summary judgment motion. This lawsuit settled out of court, and the patent in suit remains in force.

         The Company had initiated two separate patent infringement lawsuits, asserting that two third parties who are selling devices for the fixation of meniscal lesions are infringing one of the principal patents licensed to the Company. One of the litigation's settled, with the Company granting a royalty bearing license to the third party to sell its meniscal devices under the patent. In the other case, which is still pending, the Company is seeking both monetary and injunctive relief. The third party filed summary judgment motions asserting that the patent was invalid and unenforceable and that they did not infringe. In May, 2000, the district court denied the defendant's summary judgment motions as to invalidity and unenforceability, but granted its summary judgment motion as to non-infringement. The Company has appealed from the district court's order that the defendant does not infringe. The briefing for the appeal is complete, and the Company is awaiting the setting of a date for the oral argument. This litigation has been expensive, and there can be no assurance of the outcome of the appeal or the district court litigation, should the Company prevail on the appeal and the litigation resume. If the patent is finally held invalid, unenforceable or not infringed, the third party can continue to sell its meniscal fixation devices, and this could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Legal standards relating to the scope of claims and the validity of patents in the medical device field are still evolving, and no assurance can be given as to the degree of protection any patents issued to or licensed to the Company would provide. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain competitive advantage. The Company initiated an opposition in the European Patent Office challenging the grant of a third party's European patent relating to a drawing process for manufacturing resorbable polymer products. Subsequently, another company instituted its own opposition against that patent. These oppositions resulted in the revocation of that patent. The third party appealed, and the appeal resulted in the issuance of the patent with narrowed claims. No assurance can be given that the third party will not assert that its European patent with narrowed claims is infringed by sales of one or more of the Company's products or by the practice of one or more of the Company's processes in any of the eight countries identified in the European patent. The Company also initiated an opposition in the European Patent Office challenging the grant of a third party's European patent relating to a bioabsorbable membrane. This opposition resulted in the narrowing of its claims. No assurance can be given that the third party will not assert that its European patent is infringed by sales of one or more of the Company's products or by the practice of one or more of the Company's processes in any of the countries identified in this European patent. Moreover, there can be no assurance that the Company will not be subject to claims that one or more of its products or processes infringe other patents or violate the proprietary rights of third parties. Defense and prosecution of patent claims can be expensive and time consuming, regardless of whether the outcome is favorable to the Company, and can result in the diversion of substantial financial, management and other resources from the Company's other activities. An adverse outcome could subject the Company to significant liability to third parties, require the Company to obtain licenses from third parties, or require the Company to cease any related product development activities or product sales. In addition, the laws of certain countries may not protect the Company's patent rights, trade secrets, inventions, products or processes to the same extent as in the U.S.

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

         The Company is currently prosecuting a patent infringement case in the United States. As noted above, the prosecution of such cases can be expensive, and there can be no assurances as to the outcome.

COMPETITION

         Competition in the medical device industry is intense both in the U.S. and abroad. In orthopedics, the Company's principal competitors are the numerous companies that sell metal implants The Company competes with the manufacturers and marketers of metal implants by emphasizing the clinical advantages of the Company's Self-Reinforced, resorbable implants, which are the cost effectiveness, strength, reduction of stress shielding and the elimination of risks associated with the failure to perform removal surgeries. Within the resorbable implant market, Johnson & Johnson and Biomet sell an FDA-cleared resorbable product for use in the fracture fixation market. Other companies have reported that they are developing resorbable products for internal fixation. The Company is competing with Johnson & Johnson and Biomet and expects to compete with the other manufacturers of resorbable internal fixation devices primarily on the basis of the physiological strength of the Company's polymers, the length of the strength retention time demonstrated by the Company's products and ease of use.

         In knee arthroscopy for meniscal repair, the Company's Meniscus Arrow products compete with a non-resorbable product marketed by Smith & Nephew, resorbable products marketed by U.S. Surgical, Conmed, Johnson & Johnson and Arthrex, and with a series of suturing techniques developed by orthopedic surgeons for the repair of the meniscus.

         Overall, the Company believes that the primary competitive factors in the markets for its products are safety and efficacy, ease of implantation, quality and reliability, pricing and the cost effectiveness of resorbable products as compared with non-resorbable products. In addition, the length of time required for products to be developed and to receive regulatory approval is an important competitive factor. The Company believes that it competes favorably with respect to these factors, although there can be no assurance that it will continue to do so. For information regarding the potential impact of certain competitive practices upon the Company's performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Results of Operations For the Years Ended December 31, 1998, 1999 and 2000 - Product Sales."

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

         To date, all of the Company's products sold in the U.S. have received 510(k) clearance. Furthermore, the FDA is generally familiar with the toxicological properties of polymers used in the Company's orthopedic products and to date has not required extensive preclinical or clinical testing with respect to biocompatibility as a condition of granting 510(k) clearance to those products. In certain submissions for orthopedic products, the Company obtained clearance within 90 days of submission. Other submissions by the Company, however, have taken longer. The FDA has advised the Company that its urology stent will require PMA approval. There can be no assurance that the FDA will not determine that other products currently in development by the Company or future products must also undergo the more costly, lengthy and uncertain PMA approval process or that the FDA's familiarity with the Company's polymers will shorten the FDA's review time or reduce testing requirements for either 510(k) clearance or PMA approval.

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

         For all products sold after June 14, 1998, the European Economic Area requires the Company to achieve compliance with the requirements of the Medical Devices Directive (the "MDD") and affix CE marking on its products to attest such compliance. To achieve this, the Company's products must meet the Essential Requirements as defined under the MDD relating to safety and performance of its products and the Company must successfully undergo verification of its regulatory compliance ("conformity assessment") by a Notified Body selected by the Company. The nature of such assessment will depend on the regulatory class of the Company's products. Under European law, the Company's products are likely to be in class III. In the case of class III products, the Company must (as a result of the regulatory structure which the Company has elected to follow) establish and maintain a complete quality system for design and manufacture as described in Annex II of the MDD (this corresponds to a quality system for design described in ISO 9001 and EN 46001 standards). The Notified Body must audit this quality system and determine if it meets the requirements of the MDD. In addition, the Notified Body must approve the specific design of each device in class III. The Company received an EC Design Examination and an EC quality system Certificate from a Notified Body on August 8, 2000. As part of the design approval process, the Notified Body must also verify that the products comply with the Essential Requirements of the MDD. In order to comply with these requirements, the Company must, among other things, complete a risk analysis and present sufficient clinical data. The clinical data presented by the Company must provide evidence that the products meet the performance specifications claimed by the Company, provide sufficient evidence of adequate assessment of unwanted side-effects and demonstrate that the benefits to the patient outweigh the risks associated with the device. The Company will be subject to continued supervision by the Notified Body and will be required to report any serious adverse incidents to the appropriate authorities. The Company also will be required to comply with additional national requirements that are beyond the scope of the MDD. The Company is entitled to affix a CE marking on all of its currently marketed orthopedic, dental, cranio-facial and urology products. There can be no assurance that the Company will be able to achieve and/or maintain compliance required for CE marking for any or all of its products or that it will be able to produce its products in a timely and profitable manner while complying with the requirements of the MDD and other regulatory requirements.

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

EMPLOYEES

         As of December 31, 2000, the Company employed 132 full-time employees; 42 full-time employees in the U.S. and 90 full-time employees in Finland. The Company also contracts with independent consultants from time to time. The Company's Finnish production and office employees are members of a union and the terms of their employment are governed in part by a collective bargaining agreement. The Company believes that it maintains satisfactory relations with its employees.

ITEM 2.  PROPERTIES

         The Company currently operates two facilities, a central manufacturing facility in Tampere, Finland that is part owned and part leased by the Company and office space in Blue Bell, Pennsylvania that is leased by the Company. The Finnish facility, comprising approximately 18,000 square feet, is located in an industrial science park adjacent to the Technical University at Tampere. Currently, that facility houses the Company's manufacturing, quality control and product development functions and serves as the Company's European customer service and central shipping location. The Company operates its corporate headquarters, its executive offices and marketing and sales and product development functions from its 13,500 square foot office space in Pennsylvania. The annual rent on these facilities is approximately $378,000. In addition, in order to reduce costs, the Company anticipates that it will either (i) equip and operate a leased facility in the eastern U.S. or (ii) contract with third parties to provide manufacturing capabilities to the Company. No specific site has been selected. See "Business -- Manufacturing".

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

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's executive officers, their respective ages (as of December 31, 2000) and their positions with the Company are set forth below:

NAME                                 AGE                     POSITION
- ----                                 ---                     --------
Terence D. Wall                       59    Chairman, Board of Directors
Gerard S. Carlozzi                    44    President, Chief Executive Officer and Director
Pertti Tormala                        55    Executive Vice President, Research and Director
Ira Benson                            45    Vice President, Sales and Marketing, Sports Medicine
Pertti Viitanen                       50    Managing Director of the Company's Finnish subsidiary
                                            Vice President, Manufacturing
Drew Karazin                          47    Vice President and Chief Financial Officer

         Terence D. Wall is a founder of the Company and is also the founder of Vital Signs, Inc., a manufacturer of disposable anesthesia and respiratory devices, where he serves as President, Chief Executive Officer and Director. He received a Bachelor of Science degree from the University of Maryland and a Master of Business Administration degree from Pace University in 1975.

         Gerard S. Carlozzi has been President, Chief Executive Officer and a member of the Board of Directors of Bionx Implants, Inc. and its operating subsidiaries since September 1999. He was appointed as the President and Chief Operating Officer in May 1999 and joined the Company in November 1998 as a Vice President. Prior to joining the Company, he held positions with Synthes USA, a leader in Orthopedic and Maxillofacial Trauma products, as the Director of Biotechnology Development and the Director of Marketing and Product Development for Maxillofacial Surgical Products, from 1995 to 1998. From 1986 to 1995, Mr. Carlozzi held various positions with Acufex Microsurgical, a pioneer and leader in Arthroscopic orthopedic surgery, which was acquired by Smith & Nephew. At Acufex Microsurgical, as the General Manager for the Spinal Products Group and the Global Director of Research and Development, Mr. Carlozzi was responsible for Sales and Marketing, Research & Development, Manufacturing, Quality Assurance, Clinical and Regulatory Affairs and other various general management and business development functions. From 1979 to 1986, Mr. Carlozzi held various management positions in Marketing, Sales, and Research and Development for Infusaid Corporation, a manufacturer of implantable drug delivery systems. Mr. Carlozzi holds a degree in Engineering and a Masters Degree in Business from Northeastern University.

         Pertti Tormala is a founder of the Company's Finnish subsidiaries and has directed the Company's research and development work since the mid -1980's. He has been a director of Bionx Implants, Inc. since its inception. Professor Tormala is the Chairman of the Institute of Biomaterials at the Technical University at Tampere and is an international lecturer on the science and application of bioabsorbable Self-Reinforced polymers in medicine. In 1995, Professor Tormala was elected to an Academy Professor Chair by the Finnish Academy. He has written and published a substantial number of peer review articles, many on resorbable polymers. Professor Tormala received a Masters Degree and Ph.D. in Polymer Chemistry from the University of Helsinki.

         Ira Benson joined the Company in July, 2000 as Vice President, Sales and Marketing, for Sports Medicine. Mr. Benson has over 20 years of experience in the medical device industry including Orthopedic, Cardiovascular, and Urology markets. Prior to joining the Company, Mr. Benson was Vice President, Sales and Marketing of MD Systems, Inc., a privately held cardiovascular start-up company during 1999 and 2000. From 1992 to 1998 he was the Vice President, Sales and Marketing of Cross Medical Products, Inc., a publicly traded manufacturer and distributor of Spinal Implants and Instrumentation. From 1988 to 1992, Mr. Benson was the Vice President of Marketing of Orthomet, a publicly traded Orthopedic company, focused on the total joint (hip and knee) markets. During 1987 and 1988, he was the Group Product Marketing Director for Cardiac Pacemakers, Inc., a subsidiary of Eli Lilly, a leader in cardiovascular medical devices. From 1982 to 1987, he held various marketing positions in product marketing with Zimmer, a subsidiary of Bristol-Myers-Squibb. From 1979 to 1982, he held various sales and marketing positions with Dover Products, a subsidiary of G.D. Searle, a leading urology device manufacturer. Mr. Benson received his Bachelor of Science in Business Administration from the Pennsylvania State University.

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

         Drew Karazin joined the Company in December, 1999 as Vice President and Chief Financial Officer. Prior to joining the Company, he was Chief Financial Officer of Life Medical Sciences, Inc., a publicly traded cardiovascular research company during 1998 and 1999. Prior to that time, he was the Chief Financial Officer for SCA Molnlycke, a $200 million subsidiary of a Swedish medical device and incontinence company, during 1996 and 1997, and President of Jersey Integrated Healthcare, one of the largest physician management companies in New Jersey, during 1996. From 1992 to 1995, he was the senior executive responsible for Finance, M&A, Business Development, Strategic Planning, Information Systems and certain marketing and product development activities for Calgon Vestal Laboratories Inc., a $100 million division of Merck & Co., Inc. Mr. Karazin held several financial management positions from 1983 to 1995 with Merck, as well as serving in manufacturing and research positions for Merck from 1977 to 1983. Prior to this time, Mr. Karazin was a research and manufacturing engineer at Chesebrough-Ponds. He received a Bachelors of Science in Engineering from Clarkson University and a Masters of Business Administration from Fairleigh Dickenson University.

         Executive officers serve at the discretion of the Board.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Market and Dividend Information

         The Company's Common Stock is traded on the Nasdaq National Market System under the symbol "BINX" . The following table sets forth, for the periods indicated, the intra-day high and low sales prices per share of Common Stock on the Nasdaq National Market System:

                                                  High         Low
First Quarter Ended March 31, 1999              $ 9.50       $ 5.25
Second Quarter Ended June 30, 1999                6.44         4.00
Third Quarter Ended September 30, 1999            5.88         3.50
Fourth Quarter Ended December 31, 1999            3.94         2.19

First Quarter Ended March 31, 2000              $ 6.75       $ 2.69
Second Quarter Ended June 30, 2000                3.88         1.38
Third Quarter Ended September 30, 2000            3.63         2.09
Fourth Quarter Ended December 31, 2000            3.19         0.69

         As of March 23, 2001 there were 45 stockholders of record of the Company's Common Stock.

         The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any future earnings for funding its growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following consolidated selected financial data is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related Notes thereto included elsewhere in this Annual Report. The Consolidated Statement of Operations data for the years ended December 31, 1998, 1999 and 2000 and the Consolidated Balance Sheet data as of December 31, 1999 and 2000 are derived from the audited Consolidated Financial Statements of the Company included elsewhere in this Annual Report. The Consolidated Statement of Operations data for the years ended December 31, 1996 and 1997 and the Consolidated Balance Sheet data at December 31, 1996, 1997 and 1998 are derived from audited consolidated financial statements not included in this Annual Report.

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                    ------------------------
                                                             1996            1997            1998            1999            2000
                                                             ----            ----            ----            ----            ----
                                                                               (In thousands except per share amounts)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues ..........................................       $  5,379        $ 16,014        $ 21,100        $ 21,068        $ 18,232
Cost of Goods Sold(1) .............................          2,214           3,678           4,527           5,857           8,299
Special charges Related to Inventory ..............             --              --              --           6,241
Gross Profit ......................................          3,165          12,336          16,573           8,970           9,932
Operating Expenses ................................          7,819          10,579          15,320          22,084          14,408
Operating income (loss) ...........................         (4,654)          1,757           1,253         (13,114)         (4,475)
Net income (loss) .................................         (4,992)          2,158           1,261         (12,463)         (4,609)
Earnings (loss) per share:
     Basic ........................................          (0.89)           0.28            0.14           (1.39)          (0.44)
     Diluted ......................................          (0.89)           0.25            0.14           (1.39)          (0.44)
Shares used in computing earnings (loss) per share:
     Basic ........................................          5,621           7,787           8,918           8,943          10,503
     Diluted ......................................          5,621           8,526           9,243           8,943          10,503


                                                                                         DECEMBER 31,
                                                                                         ------------
                                                             1996            1997            1998            1999            2000
                                                             ----            ----            ----            ----            ----
CONSOLIDATED BALANCE SHEET DATA:
Working capital ...................................       $  2,046        $ 24,549        $ 24,232        $ 11,556        $ 11,717
Total assets ......................................          9,370          33,541          36,949          23,421          22,179

Long-term debt less current portion ...............            590             115              75              33             331
Mandatorily redeemable convertible
   Preferred stock ................................          5,000              --              --              --              --
Accumulated deficit ...............................         (7,686)         (5,527)         (4,266)        (16,729)        (21,338)
Total stockholders' equity (deficit) ..............          1,023          29,081          30,241          17,994          17,530

(1) The Company recorded a charge of $1.543 million in the fourth quarter of 2000 for excess implant and instrument inventory. A fourth quarter charge in 1999 of $6.241 million is included in Special charges related to inventory. See Note 3 to the Consolidated Financial Statements.

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

OVERVIEW

     The Company was founded in 1984 to develop certain resorbable polymers for orthopedic uses. The Company has incurred substantial operating losses since its inception and, as of December 31, 2000, had an accumulated deficit of approximately $21.3 million. Such losses have resulted to a large extent from expenses associated with the write off and reserve of impaired inventory, the development and patenting of the Company's Self-Reinforcing technologies and resorbable implant designs, preclinical and clinical studies, preparation of submissions to the FDA and foreign regulatory agencies, the development of sales, marketing and distribution channels, the write-off of acquired in-process research and development and the development of the Company's manufacturing capabilities. The Company has recorded losses in recent periods, including a loss of approximately $12.5 million in 1999 and $4.6 million in 2000. Although the Company's revenues grew significantly in the second half of 1996 and during 1997 and 1998, there was no revenue growth during 1999 and revenues decreased by $2.8 million in 2000. No assurance can be given that revenues will grow in the future or that revenues will exceed expenses. There can be no assurance that the Company will be able to successfully commercialize its products or that the Company will be profitable again.

     During 2000, the Company implemented initiatives to refocus its business and reallocate critical resources. Management has implemented operation improvement plans that have included: the addition of critical resources in areas that will have the greatest impact on sales growth and profit improvement; consolidation of the sales organization designed to improve sales efficiencies, increase market coverage, and reduce the Company's cost of sales; and reduction in sales administration to reduce the Company's overall selling costs.

     The Company's cash and cash equivalents improved from $3.2 million at December 31, 1999 to $7.1 million at December 31, 2000. The increase was largely a result of the $3.9 million of net proceeds from the rights offering that the Company completed in the first quarter 2000. Thus, while funding research and development at 15% of sales, the Company was able to make substantial improvements in maintaining cash flow management compared to 1999 due to its continued efforts to implement the management initiatives discussed above.

     No assurances can be given that the Company's initiatives will result in profitable operations in the future.

     During 2000 the Company began invoicing European customers in Euro's. The Company invoices more than 85% of its consolidated revenues in US Dollars. Approximately 72% of the expenses incurred by the Company are denominated in US Dollars. The remaining portion of revenues and expenses are denominated in European currencies, with revenues predominantly in the Euro and expenses predominantly in the Finnish Markka. Foreign exchange transaction gains and losses can vary significantly from period to period.

     While the Company's operating losses have resulted in net operating loss carryforwards of approximately $5.9 million for Federal, foreign and state income tax reporting purposes as of December 31,

2000, the extent to which such carryforwards are available to offset future U.S. and Finnish taxable income may be limited as a result of various ownership changes that have occurred in recent years. Additionally, because tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these carryforwards for income tax purposes. Furthermore, income earned by a foreign subsidiary may not be offset against operating losses of U.S. entities. The statutory tax rates applicable to the Company and its foreign subsidiaries vary substantially. Tax rates have fluctuated in the past and may do so in the future. See Note 11 of the Notes to the Company's Consolidated Financial Statements.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


     The following table sets forth, for the periods indicated, the percentage increase or decrease of certain items included in the Company's consolidated statements of income.

                                       INCREASE (DECREASE) FROM
                                  PREVIOUS YEAR


                                                      1999 COMPARED   2000 COMPARED
                                                         WITH 1998      WITH 1999

Total Revenues                                              (0.2%)       (13.5%)
Cost of goods sold (note 3 to financial statements)         29.4%         41.7%
Gross profit                                               (45.9%)        10.7%
Selling, general, and administrative expenses               26.0%        (28.3%)
Research and development expenses                           59.2%        (28.6%)


     Product Sales

     The Company's product sales decreased by 1% from $20.7 million in 1998 to $20.5 million in 1999, and decreased by 12.3% to $17.9 million in 2000. The decrease in product sales in 1999 reflected a reduction in sales of Sports Medicine products, including the Meniscus Arrow, offset to a large degree by the increase in sales of Orthopedic Trauma and Craniofacial products. Meniscus Arrow sales were negatively impacted by a reduction in the number of arrows used per surgery and the increase in non-Arrow sales reflects new products and market opportunities. The decrease in product sales in 2000 reflected a 7.4% reduction in sales of Sports Medicine products and a 23.5% reduction in Orthopedic Trauma and Craniofacial products due to changes in distribution effectiveness and reduced Meniscus Arrow sales as described above offset by new product sales. Revenues generated from the sale of instrumentation systems and related loaner fees represented 8%, 4% and 8% of total sales in 1998, 1999 and 2000, amounting to $1.7 million in 1998, $.9 million in 1999 and $1.4 million in 2000. Instrumentation revenues relating to the Meniscus Arrow during 1998, 1999 and 2000 were approximately $0.6 million, $0.3 million and $0.2 million respectively. Sports Medicine products represented approximately 70% of the Company's product sales in 2000.

     New products introduced in 2000 accounted for $1.7 million of sales in 2000 as the Company's product development, marketing and sales activities resulted in a more diverse product line, in line with the Company's strategy to satisfy surgeon needs by developing new and innovative procedure specific products.

     During 1998, 1999 and 2000, international product sales represented approximately 20%, 18%, and 18%, respectively, of the Company's total product sales. See Note 14 of the Notes to the Company's Consolidated Financial Statements.

     License and grant revenues. License and grant revenues increased by 48% from $0.4 million in 1998 to $0.6 million in 1999 and decreased by 52% to $0.3 million in 2000. The fluctuations are the result of the increase in 1999, and decrease in 2000, of government and university funding for research and development projects.

     Gross profit; gross profit margins. The Company's gross profit decreased by 46% to $9.0 million in 1999, and increased by 11% to $9.9 million in 2000. Overall, the Company's gross profit margin was 79% in 1998, 43% in 1999, and 55% in 2000. The cost of goods sold in 1999 and 2000 includes $6.2 million and $1.5 million, respectively, of charges related to obsolete instrument and implant inventory. The gross profit excluding these adjustments would have been $15.2 million in 1999 and $11.5 million in 2000. Excluding these adjustments the gross profit margin would have been 72% in 1999 and 63% in 2000. The reduction in gross profit margin as a percent of sales is attributable primarily to the effect of fixed overhead spread over lower sales in 2000 as compared to 1999 and a change in mix towards products with lower gross margins.

     During 1999 the Company changed its accounting estimate for instruments consigned to hospitals. The net impact of the change in estimate for the hospital instruments was $2.45 million. Additionally, the Company identified certain distributor accounts that had been terminated by the Company and had outstanding inventory balances. The Company wrote off $1.268 million of inventory that had been placed with these distributors, used as samples and or where it was cost prohibitive to pursue such accounts and retrieve the products. During 1999 the Company also recorded a charge of $1.594 million for excess implant and instrument inventory due to changes in technology and the introduction of new and competing instruments.

     In aggregate, the foregoing charges resulted in a Special Charge of $6.241 million during 1999.

     In the fourth quarter of 2000 the Company identified and recorded a charge for $1.5 million of instrument and implant inventory due to impending changes in its distribution channel for certain products, including Craniofacial Surgery, and also as a result of changes in technology and the introduction of new products.

     The Company amortizes the cost of instrumentation inventory consigned to distributors and dealers, and classifies this as accumulated amortization. The Company's total amortization charge for these items was $0.3 million in 1999 and $0.7 million in 2000. The decrease is due to a related decrease in the number of instruments consigned versus the previous practice of selling the instruments.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 26% to $15.9 million in 1999, and decreased by 28% to $11.4 million in 2000. Such expenses were 78% of sales in 1999, and 63% of product sales in 2000. The increase in the dollar amount of selling, general and administrative expenses from 1998 to 1999 is partially attributable to newly employed sales persons, costs incurred in the launch of the craniofacial products, increased commission payment obligations and the beginning of the restructuring of the Company's operations that lead to the decrease in the dollar amount of selling, general and administrative expenses during 2000. The decrease in the dollar amount of selling, general and administrative expenses during 2000 is primarily attributable to reduced sales expense as the Company restructured its operations and organization to a system of managed sales agents and distributors from the previously utilized hybrid structure that included sales employees and is also attributable to reduced Craniofacial distributor commissions, with reduced sales administration and marketing costs contributing to the reduction to a lesser extent.

     Research and development. Research and development expenses increased by 59% from $2.4 million in 1998 to $3.8 million in 1999 and decreased by 29% to $2.7 million in 2000. Research and development as a percentage of product sales increased during this period from 11% in 1998 to 18% in 1999, and decreased to 15% in 2000. The increase in 1999 reflected an increased volume of product development work being performed by the Company and the decrease in 2000 is the result of reduced spending on projects with longer time horizons as the Company emphasized projects that appear to have shorter development cycles.


     Patents and litigation expense. The Company's fees of $0.3 million in 2000 are reduced significantly compared to fees of $2.1 million in 1999. The Company incurred legal fees to prosecute (and in one instance settle) three patent infringements suits during 1999. The patent litigation legal fees incurred during 1999, and 2000, were part of the Company's efforts to protect and strengthen its proprietary intellectual property position. As these actions were not generally as active in 2000, the expenses were reduced.

     Other income and expense. Other income and expense consists of interest income and expense and miscellaneous expense and income items. The Company generated net interest income of $1.0 million in 1998, $0.2 million in 1999, and $0.3 million in 2000. A foreign currency transaction loss of $0.2 million was recorded in "other income" in 1998, compared to a foreign currency transaction gain of $0.5 million during 1999 and a loss of $0.5 million in 2000.

     Income taxes. In 1998, the Company recorded an income tax provision of $0.7 million, or 37% of pretax income from operations, reflecting the income generated by the Finnish subsidiary taxed at the rate of 28%. Although an operating loss was recorded by the U.S. entity during 1998, no corresponding tax benefit was recognized due to the net operating loss position in the U.S. During 1999 both the US and Finnish operations had net losses with no benefit recorded. The tax charge of $63,000 in 1999 was under 1% and represented an adjustment to the net deferred tax asset. In 2000 there were no charges as the Company had a loss and there were no taxes required.

     Net income(Loss). The Company reported net income of $1.3 million in 1998, and losses of $12.5 and $4.6 million in 1999 and 2000, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities " (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for, depending on the use of the derivative and whether it qualifies for hedge accounting under SFAS 133. Prospective application of SFAS 133, as amended, is required commencing with the first quarter of the fiscal year beginning after December 31, 2000, however, earlier application is permitted. The impact of SFAS 133 was not material to our financial position and results of operations.

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

                                                                (in thousands)
1999
Quarter ended March 31...................................        $  5,107
Quarter ended June 30....................................           4,907
Quarter ended September 30...............................           4,802
Quarter ended December 31................................           5,634

2000
Quarter ended March 31...................................           4,971
Quarter ended June 30....................................           4,397
Quarter ended September 30...............................           4,111
Quarter ended December 31................................           4,454

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

     On March 3, 2000, the Company completed a shareholder rights offering, pursuant to which it raised $4,049,500 (before deducting expenses of approximately $109,332) and issued 1,586,857 shares of Common Stock. The Company distributed 0.173 of a subscription right for each share of Common Stock outstanding on the January 10, 2000 record date for a total of 1,586,857 shares offered in the rights offering. The subscription price of $2.55 per share was established by the Board of Directors based on a 15% discount from the market price on January 14, 2000, at the time the offering was priced.

     The Company's cash and cash equivalents improved from $3.2 million at December 31, 1999 to $7.1 million at December 31, 2000 largely as a result of the $3.9 million rights offering that the Company completed in the first quarter 2000 and improvement in maintaining cash flow management as compared to 1999 due to management operations improvement plans and actions.

     Additionally, during the years 1998 and 1999 the Company used $5,773,131 and $9,349,366 of net cash from operating activities. During 2000, the Company was able to implement actions to improve operations (as described in the next paragraph) with the result that net cash in the amount of $70,919 was provided from operating activities.

     During 2000, the Company implemented initiatives to refocus its business and reallocate critical resources. Management has implemented an operations improvement plan that included: addition of critical resources in areas that will have the greatest impact on sales growth and profit improvement; consolidation of sales designed to improve sales efficiencies, increase market coverage, and reduce the Company's cost of sales; reduction in sales administration to reduce the Company's overall selling costs; refocus of R&D investments on new product introductions; consolidation of global inventories to reduce the Company's overall investment in inventories and improve customer service levels; reduction in inventory levels to improve inventory turn rates thereby reducing the Company's cash requirements to support inventory investments; increase in sales and marketing efforts designed to expand sales contributions from markets outside of the US; and the implementation of surgeon educational programs designed to increase surgeon awareness and use of the Company's products.

     Thus, while funding research and development during 2000 at 15% of sales, and investing in new treatment modalities and product development that at least initially and until products are released and enter the market acceptance stage do not result in dramatic sales increases, the Company was able to make substantial improvements in cash flow management due to its continued efforts to complete the management initiatives.

     The Company's total use of cash and cash equivalents for 1998 and 1999 was $8,418,284 and $11,026,881, respectively, and total generation of cash and cash equivalents during 2000 was $3,863,591.

     To the extent that funds generated from the Company's operations, together with its existing capital resources, and the net interest earned thereon, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financings, strategic alliances with corporate partners and others, or through other sources. The terms of any further equity financing may be dilutive to stockholders and the terms of any debt financing may contain restrictive covenants, which limit the Company's ability to pursue certain courses of action. The Company does not have any committed sources of additional financing beyond that described above, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. Principal stockholders of the Company who previously provided funding to the Company and provided guarantees to sources of credit have indicated that they do not intend to continue furnishing such assistance. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations could be materially and adversely affected. The Company's future capital requirements and the adequacy of available capital resources will depend on numerous factors, including the Company's ability to successfully perform management initiatives initiated in 1999 and 2000, market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, acquisition opportunities, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of the Company's efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of the Company's products. The sufficiency of the Company's capital reserves with respect to operations beyond 2000 will depend primarily upon the Company's operating results and the extent to which such results are capable of funding anticipated growth.

     The Company believes that existing capital resources, together with cash flow from operations (if, and to the extent, generated), will be sufficient to fund its operations during 2001. This statement constitutes a Forward-Looking Statement. Actual results could differ materially from the Company's expectations regarding its capital requirements and its sources of capital. The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including management's ability to reverse recent trends, market acceptance of the Company's existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of the Company's efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of its products. The Company's operations did not produce positive cash flows during 1994, 1995, 1996, 1998 or 1999, and produced $70,919 during 2000. To the extent that funds generated from the Company's operations, together with its existing capital resources (including its credit facility), and the net interest earned thereon, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. No assurances can be given that such funds will be made available to the Company on acceptable terms or otherwise.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts operations in countries other than the United States, primarily its manufacturing facility in Finland. The Company's consolidated financial statements are denominated in U.S. dollars, and accordingly, changes in exchange rates between foreign countries and the U.S. dollar will affect the translation of financial results of foreign subsidiaries into U.S. dollars for purposes of recording the Company's consolidated financial results. As of December 31, 2000, the Company had no foreign currency contracts outstanding.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial information is set forth on the following pages immediately following this page:

                                                                         Page

Independent Auditors' Report                                             F-1

Consolidated Balance Sheets as of
    December 31, 1999 and 2000                                           F-2

Consolidated Statements of Operations
  for the Years Ended December 31,
  1998, 1999 and 2000                                                    F-3

Consolidated Statement of Stockholders'
  Equity and Comprehensive Income for the Years
  Ended December 31, 1998, 1999 and 2000                                 F-4

Consolidated Statements of Cash Flows
  for the Years Ended December 31,
  1998, 1999 and 2000                                                    F-5

Notes to Consolidated Financial Statements                               F-7

Schedule II - Valuation and Qualifying Accounts                          F-19

                          INDEPENDENT AUDITORS' REPORT

 Board of Directors and Stockholders
 Bionx Implants, Inc. :

     We have audited the accompanying consolidated balance sheets of Bionx Implants, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bionx Implants, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                          KPMG LLP




Philadelphia, Pennsylvania
March 29, 2001

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 2000

                                                                                         DECEMBER 31,
                                                                                     1999            2000
                                                                                     ----            ----
ASSETS
Current assets:
    Cash and cash equivalents ...............................................   $  3,186,487    $  7,050,078
    Trade accounts receivable, net of allowance of ..........................      3,540,071       2,526,255
        $440,698 and $246,781 as of December 31, 1999
        and 2000, respectively
    Inventory, net (note 3) .................................................      7,773,882       4,679,082

    Grants receivable .......................................................        136,523         109,405
    Related party receivable (note 5) .......................................        320,549         402,400
    Other receivables .......................................................           --            77,021
    Prepaid expenses and other current assets, net of
              allowance of $223,325 .........................................        913,746         392,076
    Deferred tax asset ......................................................        797,908         797,908
                                                                                ------------    ------------
Total current assets ........................................................     16,669,166      16,034,225

Plant and equipment, net (note 4) ...........................................      2,810,173       2,229,470
Goodwill and intangibles, net ...............................................      3,941,836       3,915,040
                                                                                ------------    ------------
Total assets ................................................................   $ 23,421,175    $ 22,178,735
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable ..................................................   $  2,940,217    $  2,672,316
    Long-term debt, current portion (note 7) ................................           --             7,007
    Accrued and other current liabilities (note 6)  .........................      2,172,888       1,637,881
                                                                                ------------    ------------
Total current liabilities ...................................................      5,113,105       4,317,204

Long-term debt (note 7) .....................................................         33,370         185,828
Subordinated debt (note 7) ..................................................           --           145,233
Deferred tax liability ......................................................        280,694            --
                                                                                ------------    ------------

Total liabilities ...........................................................      5,427,169       4,648,265
                                                                                ------------    ------------

Stockholders' equity (notes 8 and 10)
      Preferred stock, par value $0.001 per share,
           8,000,000 shares authorized,
           None issued and outstanding ......................................           --              --

     Common stock, par value $0.0019 per share, 31,600,000 shares authorized,
          9,199,085 and 10,819,464 shares issued as of
          December 31, 1999 and 2000, respectively ..........................         17,478          20,557

     Treasury stock, 26,500 shares as
          of December 31, 1999 ..............................................       (161,695)           --
     Additional paid-in capital .............................................     35,891,976      39,872,309
     Accumulated deficit ....................................................    (16,729,122)    (21,337,765)
     Accumulated other comprehensive income .................................     (1,024,631)     (1,024,631)
                                                                                ------------    ------------

Total stockholders' equity ..................................................     17,994,006      17,530,470
                                                                                ------------    ------------

Total liabilities and stockholders' equity ..................................   $ 23,421,175    $ 22,178,735
                                                                                ============    ============



          See accompanying notes to consolidated financial statements.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                    1998               1999                 2000
                                                                               ------------        ------------        ------------
Revenues:
  Product sales ........................................................       $ 20,682,965        $ 20,450,448        $ 17,932,871
  License and grant revenues (note 12) .................................            417,507             617,716             298,913
                                                                               ------------        ------------        ------------
        Total revenues .................................................         21,100,472          21,068,164          18,231,784
                                                                               ------------        ------------        ------------

Cost of goods sold (note 3) ............................................          4,527,301           5,857,189           8,299,048
Special charge related to instrument
    and  implant inventory .............................................                 --           6,241,000                  --
                                                                               ------------        ------------        ------------

Gross profit ...........................................................         16,573,171           8,969,975           9,932,736
                                                                               ------------        ------------        ------------

Selling, general and administrative ....................................         12,609,532          15,887,518          11,392,089
Research and development ...............................................          2,360,485           3,758,680           2,682,256
Severance charges ......................................................               --               296,082                --
Patents and litigation expense .........................................            350,000           2,141,332             333,782
                                                                               ------------        ------------        ------------

Total operating expenses ...............................................         15,320,017          22,083,612          14,408,127
                                                                               ------------        ------------        ------------

Operating income (loss) ................................................          1,253,154         (13,113,637)         (4,475,391)
                                                                               ------------        ------------        ------------

Other income and (expenses):
  Interest income net ..................................................            985,609             247,502             333,124
  Other, net ...........................................................           (236,002)            466,197            (466,376)
                                                                               ------------        ------------        ------------

  Total other income and (expenses), net ...............................            749,607             713,699            (133,252)
                                                                               ------------        ------------        ------------

Income (loss) before provision for income
  taxes ................................................................          2,002,761         (12,399,938)         (4,608,643)
Provision for income taxes (note 11) ...................................           (741,416)            (63,175)               --
                                                                               ------------        ------------        ------------

Net income (loss) ......................................................       $  1,261,345        $(12,463,113)       $ (4,608,643)
                                                                               ============        ============        ============

Earnings (loss) per share (note 2):
    Basic ..............................................................       $       0.14        $      (1.39)       $       (.44)
    Diluted ............................................................               0.14               (1.39)               (.44)
Shares used in computing Earnings (loss) per share (note 2):
    Basic ..............................................................          8,918,391           8,942,866          10,503,316
    Diluted ............................................................          9,243,369           8,942,866          10,503,316


          See accompanying notes to consolidated financial statements.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


                                                                                                        FOREIGN
                                          COMMON                         ADDITIONAL                     CURRENCY          TOTAL
                                           STOCK         TREASURY         PAID-IN       ACCUMULATED    TRANSLATION     STOCKHOLDERS'
                                         PAR VALUE         STOCK          CAPITAL         DEFICIT       ADJUSTMENT         EQUITY
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance, December 31, 1997              $     16,942            --      $ 35,616,254   $ (5,527,354)   $ (1,024,631)   $ 29,081,211


Treasury stock purchased                        --      $   (128,198)           --             --              --          (128,198)
Proceeds from the exercise of
   incentive stock options                        10            --            26,248           --              --            26,258
Comprehensive income                            --              --              --       1,261,345             --         1,261,345
                                        ------------    ------------    ------------   ------------    ------------    ------------


Balance, December 31, 1998              $     16,952    $   (128,198)   $ 35,642,502   $ (4,266,009)   $ (1,024,631)   $ 30,240,616


Treasury stock purchased                        --           (33,497)           --             --              --           (33,497)
Proceeds from the exercise
    of incentive stock options                   526            --           249,474           --              --           250,000
Comprehensive  (loss)                           --              --              --      (12,463,113)           --       (12,463,113)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance, December 31, 1999              $     17,478    $   (161,695)   $ 35,891,976   $(16,729,122)   $ (1,024,631)   $ 17,994,006


Proceeds from Rights Offering                  3,015            --         4,046,485           --              --         4,049,500
Offering Costs                                  --              --          (109,332)          --              --          (109,332)
Issue of shares to employee
    investment plan                               64         161,695          43,180           --              --           204,939
Comprehensive (loss)                            --              --              --       (4,608,643)           --        (4,608,643)
                                        ------------    ------------    ------------   ------------    ------------    ------------
Balance, December 31, 2000                    20,557            --        39,872,309    (21,337,765)     (1,024,631)     17,530,470



          See accompanying notes to consolidated financial statements.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000




                                                                                               YEARS ENDED DECEMBER 31,
                                                                                          1998            1999            2000
                                                                                       ------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss) ................................................................   $  1,261,345    $(12,463,113)   $ (4,608,643)
                                                                                       ------------    ------------    ------------

  Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
 Depreciation and amortization .....................................................        815,781       1,391,646       1,264,632
 Consignment amortization ..........................................................        290,005         295,331         698,948

 Deferred tax provision ............................................................       (225,389)         63,175        (280,694)
 Provision for bad debt ............................................................           --           297,815         193,617
 Special charge related to inventory (Note 3) ......................................           --         6,241,000            --
 Change in assets and liabilities:
  (Increase) decrease in inventory .................................................     (2,093,182)     (4,532,225)      2,395,852
  (Increase) decrease in accounts receivable, net ..................................     (7,228,460)        805,394       1,207,733
  (Increase) decrease in grant receivable ..........................................        (59,935)         52,365          27,118
  (Increase) decrease in prepaid expense, related
    party and other assets .........................................................       (576,878)       (269,191)        362,798
  Increase (decrease) in accounts payable ..........................................      2,401,446      (1,236,189)       (267,901)
  (Decrease) in related party payables .............................................        (74,358)           --              --
  (Decrease) in current tax liability ..............................................       (664,951)       (577,673)           --
  Increase (decrease) in accrued and other
     liabilities ...................................................................        381,445         582,299        (535,007)
                                                                                       ------------    ------------    ------------


Net cash provided by (used in) operating
  activities .......................................................................   $ (5,773,131)   $ (9,349,366)   $     70,919
                                                                                       ------------    ------------    ------------

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                                                                                        Continued

                                                                                1998                 1999                   2000
                                                                           ------------          ------------          ------------
Cash flows from investing activities:
  Purchases of plant and equipment ...............................         $ (2,044,271)         $ (1,192,436)         $   (251,702)
   Purchases of intangibles ......................................             (455,627)             (619,583)             (405,431)
                                                                           ------------          ------------          ------------

Net cash used in investing activities ............................           (2,499,898)           (1,812,019)             (653,133)
                                                                           ------------          ------------          ------------

Cash flows from financing activities:
  Proceeds from increase of long-term debt .......................                 --                    --                 304,698

  Repayment of long-term debt ....................................              (43,315)              (81,999)
   Purchase of treasury shares ...................................             (128,198)              (33,497)
  Proceeds from rights offering ..................................                 --                     --               3,940,168
  Proceeds from employee investment plan .........................                 --                     --                 204,939
  Proceeds from exercise of employee
    stock options ................................................               26,258               250,000                  --
                                                                           ------------          ------------          ------------


Net cash provided by (used in) financing activities ..............         $   (145,255)         $    134,504          $  4,449,805
                                                                           ------------          ------------          ------------


Net increase (decrease) in cash and
  cash equivalents ...............................................         $ (8,418,284)         $(11,026,881)         $  3,863,591


Cash and cash equivalents at beginning of year ...................         $ 22,631,652          $ 14,213,368          $  3,186,487
                                                                           ------------          ------------          ------------

Cash and cash equivalents at end of year .........................         $ 14,213,368          $  3,186,487          $  7,050,078
                                                                           ============          ============          ============



Supplemental disclosure of cash flow information:
Cash paid for interest ...........................................         $      1,423          $      3,258          $      5,033
Cash paid for taxes ..............................................         $  1,631,756          $    275,321          $       --
                                                                           ============          ============          ============

           See accompanying notes to consolidated financial statements

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) ORGANIZATION

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

     Business Purpose

     The Company is a leading developer, manufacturer and marketer of self-reinforced, resorbable polymer implants, including screws, pins and arrows, for use in a variety of applications which include orthopedic surgery, dentistry and craniofacial surgery. The Company's proprietary manufacturing processes self-reinforce a resorbable polymer, modifying the gel-like or brittle polymer structure into a physiologically strong structure with controlled, variable strength retention (ranging from three weeks to six months depending upon the medical indication). The Company currently markets its product lines through managed networks of independent agents, distributors and dealers.


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

     Inventory

     Inventory is valued at the lower of cost or market, with cost being determined under a first-in, first-out (FIFO) method. Reserves are generally established for excess and obsolete inventory on a specific identification basis. The instrument inventory, to the extent it is released on consignment to dealers and distributors, is amortized over its estimated useful life of three years.

     Plant and Equipment

     Major additions and replacements of assets are capitalized at cost. Maintenance, repairs, and minor replacements are expensed as incurred. Machinery and equipment are depreciated using the straight-line method over a five to fifteen-year period. Software costs are stated at cost, and are amortized using the straight-line method over 5 to 7 years. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Upon retirement or sale, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

     Intangibles

     Patents and rights are stated at cost. Amortization of patents is recorded using the straight-line method over the remaining legal lives of the patents, generally for periods ranging up to 12 years. Accumulated amortization related to intangibles was $616,398 and $748,026 at December 31, 1999 and 2000, respectively.

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

     Goodwill

     Goodwill, representing costs in excess of the fair value of assets acquired, is amortized on a straight-line basis over 20 years. On a periodic basis, the Company evaluates the carrying value of intangible assets based upon expectations of undiscounted cash flows. Accumulated amortization related to Goodwill was $546,000 at December 31, 1999 and goodwill was $536,473 and $837,072 at December 31, 1999 and 2000, respectively.


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

     Fair Value of Financial Instruments

     Financial Accounting Standards Board Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash, trade accounts receivable, prepaid expenses and other current assets, trade accounts payable, long term debt, and accrued expenses reported in the balance sheets equal or approximate fair value due to their short maturities. Based on the borrowing rates currently available to the Company, the fair value of all of the Company's loans is approximately their carrying value.

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

     Shipping and Handling Costs

     The company records shipping and handling costs in selling, general and administrative expenses. Such costs amounted to $420,000, and 459,000 in 1999 and 2000. Charges to customers for shipping and handling are included in total revenues.

     Research and Development

     All research and development costs are expensed as incurred.

     Other Income and Expenses

     Other Income and Expenses includes interest income and the effect of the remeasurement of foreign currency accounts of the Company's subsidiary in Finland. Net foreign currency remeasurement gains of $466,197 were recorded in "other income and expenses" in 1999 and net foreign currency remeasurement losses of $466,376 were recorded in "other income and expenses" in 2000.


     Foreign Currency Translation

     Effective January 1, 1998, the Company changed the functional currency of its Finnish subsidiary, from the Finnish Markka to the US Dollar. This change arose due to certain changes in the economic conditions of the Finnish operations. The underlying economic factors, which influenced the Company's decision to change the functional currency, was derived from an analysis of the indicators outlined in FAS 52, Appendix A. This included an analysis of the currency denominations of the related assets, cash flows, revenues and expenses of the Finnish operating subsidiary.

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

     The following table sets forth the calculation of the total number of shares used in the computation of earnings (loss) per common share for the years ended December 31, 1998, 1999 and 2000:

                                                                                  1998                 1999                  2000
                                                                              ----------            ----------            ----------
Shares used in computing basic
        earnings (loss) per share                                              8,918,391             8,942,866            10,503,316

Incremental shares from assumed exercise of
        dilutive options and warrants                                            324,978                  --                    --
                                                                              ----------            ----------            ----------

Shares used in computing pro forma diluted
        earnings (loss) per share                                              9,243,369             8,942,866            10,503,316
                                                                              ==========            ==========            ==========

     During the year ended December 31, 2000 and 1999 there were approximately 800,000 and 700,000, respectively, stock options that were considered antidilutive and, accordingly, excluded in the calculation of earnings (loss) per share.

     Reclassifications

     Certain amounts in the 1998 and 1999 financial statements have been reclassified to conform to the current year presentation.

(3) INVENTORY

     Inventory consists of the following components as of December 31, 1999 and 2000:

                                                                           1999                     2000
                                                                      ------------              ------------

Raw materials                                                         $  1,121,084              $    745,191
Finished goods - Implants                                                2,844,216                 2,698,371
Instruments                                                              4,504,934                 3,854,701
Instruments on consignment                                               3,099,711                 2,494,858
                                                                      ------------              ------------
                                                                        11,569,945                 9,793,121
       Less:
             Inventory reserve for obsolete and excess
                  instruments and implants                              (2,700,972)               (3,320,000)
             Accumulated amortization
              - consigned instruments                                   (1,095,091)               (1,794,039)
                                                                      ------------              ------------
                                                                      $  7,773,882              $  4,679,082
                                                                      ============              ============

The Company amortizes the cost of instrumentation inventory consigned to dealers and distributors over the estimated economic life of the instruments, generally over 3 years.

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

In the second quarter of 1999, the Company recorded a charge of $929,000 for excess implant and instrument inventory due to changes in technology and the introduction of new and competing instruments. This charge was increased by $1,594,000 in the fourth quarter as these continued changes in technology created excess inventory.

In aggregate, the foregoing charges resulted in a Special Charge of $6.241 million during 1999.

In the fourth quarter of 2000 the Company recorded a charge of $1,534,000 for excess implant and instrument inventory primarily due to a change that is occurring in the Company's distribution channel for Craniofacial Surgery products and, to a lesser extent, Orthopedic Trauma products and changes in technology and the introduction of new and competing instruments.

(4) PLANT AND EQUIPMENT

     Plant and equipment consist of the following components as of December 31, 1999 and 2000:

                                                     1999                2000
                                                  -----------       -----------
Machinery and production equipment                $ 2,718,278       $ 2,776,541
Construction in progress                               98,773             8,039
Furniture and fixtures                                983,744         1,129,181
Capitalized software costs                            566,056           611,625
Computer equipment                                    260,986           350,657
                                                  -----------       -----------
                                                    4,627,837         4,876,043
Less accumulated depreciation                      (1,817,664)       (2,646,573)
                                                  -----------       -----------
                                                  $ 2,810,173       $ 2,229,470
                                                  ===========       ===========

(5) RELATED PARTY TRANSACTIONS

     The Company's product development efforts are dependent upon Dr. Tormala, who is a founder, director, and executive officer of the Company and is currently an Academy Professor at the Technical University in Tampere, Finland and as such is permitted by the University to devote his efforts to developing new products for the Company. This executive utilizes a group of senior researchers, graduate students, and faculty at the Technical University to perform research and development projects involving resorbable polymers and other topics impacting the Company's technology and processes. This arrangement, partially funded by the Company and permitted in Finland as a means of encouraging the commercialization of technological development, has resulted in substantial cost savings to the Company while substantially expanding its product development effort. The Company's funding obligation, which amounted to $328,000, $417,000 and $315,000 during the years ended December 31, 1998, 1999 and 2000 respectively, consists of providing the University with reasonable compensation for University resources (including graduate students) utilized by the Company. In addition, Dr. Tormala has a non-interest bearing loan from the Company. As of December 31, 1998, 1999 and 2000, the amount of the loan was $36,180 for expenses paid on his behalf.

During 1998 the Company made advances of $9,158 (50,000 Finnish Markka) on behalf of a related party, Bioabsorbable Concepts, Inc., which is owned by certain shareholders, directors, and officers of the Company. This amount was outstanding as of December 31, 1998, 1999 and 2000.

The Company has paid certain administrative expenses on behalf of Bionix B.V., which is owned by certain shareholders, directors, and officers of the Company, a related party. The loan amounts outstanding were $229,791, $259,311 and $357,062 as of December 31, 1998, 1999 and 2000, respectively.

(6) ACCRUED AND OTHER CURRENT LIABILITIES

     Accrued and other current liabilities consist of the following components as of December 31, 1999 and 2000:


                                                      1999               2000
                                                   ----------         ----------
Commissions ..............................         $   85,727         $   42,466
Royalties ................................            290,345            284,211
Wages and Benefits .......................          1,065,976            552,826
Taxes withheld ...........................            281,810            111,100
Interest .................................                --               5,547
Professional fees ........................             15,000             57,715
Research .................................             18,750            215,487
Severance ................................             94,203                --

Patents ..................................            127,123             67,080
Returns and Allowances ...................                --              31,352
Employee Investment Plan .................                --              81,062
Other ....................................            193,954            189,035
                                                   ----------         ----------
                                                   $2,172,888         $1,637,881

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


(7) LONG-TERM DEBT

     Long-term debt consists of the following components as of December 31, 1999 and 2000:


                                                     1999                2000
                                                  ---------           ---------
Subordinated debt.......................               --             $ 145,233
Other debt .............................          $  33,370           $ 192,835
                                                  ---------           ---------
                                                     33,370             338,068
Less current portion ...................              (--)               (7,007)
                                                  ---------           ---------
                                                  $  33,370           $ 331,061
                                                  =========           =========


Long-term debt represent the following:

(1) Subordinated loan, from the National Technology agency at an interest rate of 1% below the agency's short term base rate. The amount is 990,000 Finnish marks, equivalent to 145,233 US dollars at 12/31/00 and are due in annual installments through 2006.

(2) Long Term loans represents the aggregate of such loans payable to National Technology agency at an interest rate of 3% below the agency's short term base rate and are due in annual installments through 2006.

(8) COMMON STOCKHOLDERS' EQUITY


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

     During the fourth quarter of 1998, the Company's board of directors announced a buy-back program to repurchase its common stock from time to time. During 1998 and 1999, the Company repurchased 20,500 shares and 6,000 shares, respectively for a purchase price of $128,198 and $33,497, respectively. These shares were purchased by and issued to employees under the Bionx Investment Plan during 2000, see Note (13).

     On March 3, 2000, the Company completed a shareholder rights offering, pursuant to which it raised $4,049,438 (before deducting expenses of $109,332) and issued 1,586,857 shares of Common Stock. The Company distributed 0.173 of a subscription right for each share of Common Stock outstanding on the January 10, 2000 record date for a total of 1,586,857 shares offered in the rights offering. The subscription price of $2.55 per share was established by the Board of Directors based on a 15% discount from the market price on January 14, 2000, at the time the offering was priced.


(9) COMMITMENTS AND CONTINGENCIES

     The Company leases offices and laboratory facilities, equipment, and vehicles under various non-cancelable operating lease arrangements. Future minimum rental commitments required by such leases are as follows:


YEAR ENDING DECEMBER 31:
      2001                475,705
      2002                455,930
      2003                285,033
      2004                183,977

     Rental expense for the years ended December 31, 1998, 1999 and 2000 aggregated $454,702, $421,609, and $377,599, respectively.

(10) STOCK OPTION PLANS

     In September 1996, the Board of Directors adopted a stock option plan (the 1996 Option Plan) under which the number of common shares that may be issued under the Option Plan, as amended, cannot exceed 850,000 shares. On June 9, 2000 an amendment to the plan was adopted with shareholder approval to the effect that the number of common shares that may be issued under the Option Plan, as amended, cannot exceed 850,000 shares plus an annual increase equal to the lessor of 5% of the annual outstanding shares (on a non-diluted basis) or a number of shares to be determined by the Board of Directors. The 1996 Option Plan permits the granting of both incentive stock options and non-qualified options. Options are exercisable over a period determined by the Board of Directors, but no longer than ten years after the grant date.

     At December 31, 2000, there were 44,962 additional shares available for grant under the 1996 Option Plan. The per share weighted-average fair value of stock options granted in 1998, 1999 and 2000 was $12.43, $2.47 and $1.66 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:


                                           1998            1999          2000
                                           ----            ----          ----
Risk-free interest rate                     5.30%          6.25%        5.77%
Expected dividend yield                     --             --           --
Volatility of stock price                  84.7%          100.0%        91.6%
Expected life of options                   10              3.5          3.5


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

                                                 1998            1999             2000
                                                 ----            ----             ----
Net income (loss):
        As reported                          1,261,345         (12,463,113)    (4,608,643)
        Pro forma                              913,106         (12,768,154)    (4,951,069)

Basic earnings (loss) per common share:
        As reported                               0.14             (1.39)         (0.44)
        Pro forma                                 0.10             (1.43)         (0.47)

Dilutive earnings (loss) per common share:
        As reported                               0.14             (1.39)         (0.44)
        Pro forma                                 0.10             (1.43)         (0.47)




     A summary of activity under the 1996 Option Plan from January 1, 1997 to December 31, 2000 is as follows:

                                                                   RANGE OF EXERCISE
                                                        SHARES     PRICES PER SHARE
                                                        ------     ----------------
Balance, December 31, 1997 .....................       658,726       0.90-25.00

  Granted ......................................        91,350       6.38 -22.00
  Exercised ....................................        (5,264)      4.75 -9.50
  Forfeited ....................................      (240,210)      4.75-25.00
                                                      --------       -----------
Balance, December 31, 1998 .....................       504,602       4.75-22.00

  Granted ......................................       507,500       2.38 -5.50
  Exercised ....................................      (277,009)
                                                                             .90
  Forfeited ....................................       (17,050)      15.50-22.00
                                                      --------       -----------
Balance, December 31, 1999......................       718,043       2.38-22.00

  Granted ......................................       290,891       2.77-4.68
  Exercised ....................................          --                --
  Forfeited ....................................      (203,896)      3.19-22.00
                                                      --------       -----------
Balance, December 31, 2000 .....................       805,038       2.77-22.00

Shares exercisable at December 31, 2000 ........       143,390       2.25-22.00
                                                      --------

     The following table summarizes information about stock options outstanding under the 1996 Option Plan at December 31, 2000:

                        OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                        -------------------                  -------------------
                             Weighted
  Range of                   Average       Weighted                       Weighted
  Exercise      Number      Remaining       Average                       Average
   Prices     Outstanding  Contractual     Exercise          Number       Exercise
                           Life (Years)      Price        Exercisable      Price
- -----------   -----------  ------------    ---------      -----------     ---------
$ 2.25-3.31      269,660        9.3        $  2.96            14,000      $   2.63
  4.13-4.75      470,212        8.7           4.16           102,528          4.17
  5.50-9.50       21,316        7.8           6.62             9,052          6.74
15.50-22.00       43,850        7.5          18.25            17,810         18.21
                  ------                                      ------

$2.25-22.00      805,038        8.8        $  4.59           143,390      $   5.93
                 =======                                     =======


(11) INCOME TAXES

At December 31, 2000, the Company and its subsidiaries had available U.S. federal net operating loss carryforwards ("NOL") of approximately $4,400,000 and U.S. state net operating loss carryforwards of approximately $1,500,000 for income tax reporting purposes, which are available to offset future federal and state taxable income, if any, through 2020 and 2010, respectively.

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

Income tax expense attributable to the income (loss) before provision for taxes was $741,416, $63,175 and $(280,694) for the years ended December 31, 1998, 1999 and 2000, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income (loss) as a result of the following:


                                                                                  1998                  1999                2000

Computed "expected" tax (benefit) expense                                     $   700,966          $(4,362,090)         $(1,613,028)
Increase (reduction) in income taxes resulting from:
  Difference in the foreign tax rates                                            (303,800)              20,246              138,187
  Net change in the valuation allowance for
     deferred tax assets                                                          218,936            4,308,076              322,662
  Permanent Items                                                                 106,831              115,011              103,935
  Differences in effective tax rates for deferred taxes                                                                   (263,778)
  Other, net                                                                       18,483              (18,068)           1,031,328
                                                                              -----------          -----------          -----------
Income tax expense (benefit)                                                  $   741,416          $    63,175          $  (280,694)
                                                                              ===========          ===========          ===========

The income tax expense for the years ended December 31, 1998, 1999, and 2000 relate to the foreign operations of the Company. There were no federal or state income taxes in the United States for the years ended December 31, 1998, 1999 and 2000 due to the operating losses in such jurisdictions.

Income tax expense consisted of the following:

                                                                             1998                    1999                    2000

Current Provision                                                          $ 966,805               $       0                      0
Deferred (benefit) expense                                                  (225,389)                 63,175              $(280,694)
                                                                           ---------               ---------              ---------
Total income tax (benefit) expense                                           741,416                  63,175               (280,694)
                                                                           =========               =========              =========

The tax effects of temporary differences that give rise to significant portions of the Federal, foreign and state deferred tax assets at December 31, 1999 and 2000 are presented below:


                                                                                                  1999                        2000
Deferred tax assets:
  Net operating loss carryforwards                                                             $ 2,122,125              $ 1,624,769
  Research & development costs                                                                     109,890                  109,890
  Deferred intercompany profits                                                                  1,723,861                1,560,284

  Recognition of accrued expenses or reserves for
   financial statement reporting purposes but not for
   income tax reporting purposes                                                                 3,390,245                1,560,284
   Depreciation & Other                                                                                  `                  201,747
  Total gross deferred tax assets                                                              $ 7,346,121              $ 6,891,086

Deferred tax liability:
  Depreciation expense                                                                            (289,702)                       0

Total net deferred tax assets                                                                    7,056,419                6,891,086

  Less valuation allowance                                                                      (6,539,205)              (6,093,179)

Net deferred tax assets                                                                        $   517,214              $   797,907

Realization of net deferred tax assets is dependent on future earnings, which are uncertain. Accordingly, a valuation allowance was recorded by the Company against certain assets at December 31, 1999 and 2000. The total valuation allowance increased (decreased) by $5,150,968 and $(446,026) for the years ended December 31, 1999 and 2000, respectively.

The Company's subsidiary in Finland incurred a net operating loss for the year ended December 31, 2000 which can be carried forward to future years. A net deferred tax asset of $797,908 was established for the prior year net operating loss carryforward since it is the opinion of management that the subsidiary will more likely than not be able to realize this benefit.

(12) LICENSE AND GRANT REVENUE

     The Company has applied for grants from the Finnish government to conduct research on resorbable polymers. The revenue from such grants was $417,507, $617,716 and $298,913 for the years ended December 31, 1998, 1999 and 2000, respectively. In connection with such grants, the Company typically commits to perform research projects and to report on the status of, and the conclusions drawn from, its projects.

(13) EMPLOYEE BENEFIT PLANS

     The Company provides a 401(K) Retirement Plan (The Bionx Implants, Inc. 401(K) Retirement Savings Plan) for all full-time U. S. based employees. Employees can contribute up to 15% of their total W-2 income. The Company matches 20% of the first 6% of defined income that the employee contributes. The Company's contributions were $22,927 and $20,431 in 1999 and 2000, respectively.

     During 2000 the Company established The Bionx Investment Plan for all full time employees. Employees may purchase Company Stock at fair market value during 15 day window periods established by the Board of Directors, intended to be at six month intervals. For each share purchased the employee will be granted between one and three stock options with an exercise price equal to fair market value, a term of 10 years and a vesting period of 2 years; assuming the employee remains employed by the Company for these periods. During the 2 window periods in 2000, options were issued on a one option for one share basis for the first period and a two options for one share basis for the second period.



(14) QUARTERLY FINANCIAL SUMMARY


                                             1st Quarter  2nd Quarter   3rd Quarter  4th Quarter
                                             -----------  -----------   -----------  -----------
2000
        Revenue                                    5,076        4,466         4,254        4,436
        Gross Profit                               3,355        2,776         2,884          918
        Net Loss                                   (376)        (784)         (867)      (2,581)
        Loss per share:
               Basic                              (0.04)       (0.07)        (0.08)        (.25)
               Diluted                            (0.04)       (0.07)        (0.08)        (.25)

1999
        Revenue                                    5,284        4,997         4,892        5,895
        Gross Profit                               3,936        2,614         3,860      (1,440)
        Net Loss                                   (865)      (3,560)       (1,337)      (6,702)
        EPS:
               Basic                              (0.10)       (0.40)        (0.15)       (0.74)
               Diluted                            (0.10)       (0.40)        (0.15)       (0.74)


     The Company recorded a charge of $1.534 million in the fourth quarter of 2000 for excess inventory. A fourth quarter charge in 1999 of $6.241 million is included in special charges related to inventory. See Note (3) to the Consolidated Financial Statements.

(15) GEOGRAPHIC SEGMENT INFORMATION

Sales
(In millions)                                             Year ended December 31

                                                         1998       1999       2000
Third party sales (by location of customer)

        United States                                  $  16.5    $  16.8    $  14.8
        All other countries                                4.2        3.7        3.2

Total Sales                                            $  20.7    $  20.5    $  17.9



Long lived assets
(In millions)                                              December 31
                                                       1999           2000

        United States                                 2,338           3,806
        All other countries                           2,412           4,340


Total long lived assets                               4,750           8,200

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

     The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 2001 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 11. EXECUTIVE COMPENSATION

     The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 2001 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 2001 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 2001 annual meeting of shareholders that is responsive to the information required with respect to this Item.

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

       (d)

3.1    Restated Certificate of Incorporation of the Registrant. (A)

3.2    Bylaws of the Registrant. (A)

10.1   Reorganization Agreement dated as of September 5, 1996. (1)

10.2   Registrant's 1996 Stock Option/Stock Issuance Plan. (1)

10.3 Form of Employment Agreement between the Registrant's Subsidiary and Pertti Tormala, as amended. (1)

10.4   Form of Proprietary Information and Inventions Agreement. (1)

10.5 Investors' Rights Agreement, dated as of September 6, 1996, between the Registrant and certain holders of the Registrant's securities. (1)

10.6 Stock Purchase Agreement between the Registrant and purchasers of the Company's Preferred Stock and Warrants. (1)

10.7* License Agreement between the Registrant's Subsidiary and Saul N. Schreiber. (1)

10.8* License Agreement among the Registrant's Subsidiary, Pertti Tormala, Markku Tamminmaki and Menifix I/S.(1)

10.9* Licensing, Manufacturing and Distribution Agreement among the Registrant's Subsidiary, Pertti Tormala and various Danish and Finnish inventors.(1)

10.10 Amended and reinstated Shareholders' Agreement, dated as of October 1, 1998 among Bionix, B.V. and certain shareholders of the Company, is incorporated by reference herein to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999..

10.11  Headquarters Lease. (1)

10.12  Security Agreements and Secured Promissory Note. (1)

21.1   List of Subsidiaries. (1)

23.1   Consent of KPMG LLP

24.1   Power of Attorney

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

(d) During the quarter ended December 31, 2000, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of April, 2001.


                                  BIONX IMPLANTS, INC.


                                  By: /S/ Gerard S. Carlozzi
                                      ----------------------------------------
                                       Gerard S. Carlozzi
                                       (President and Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

        Signature                           Title                                  Date
/S/Gerard S. Carlozzi
    ------------------
Gerard S. Carlozzi           President, Chief Executive Officer and
                             Director (Principal Executive Officer)             April 2, 2001


/S/ David J. Bershad *
    ------------------
David J. Bershad             Director                                           April 2, 2001


/S/ Anthony J. Dimun *
    ------------------
Anthony J. Dimun             Director                                           April 2, 2001


/S/ Pertti Tormala *
    ------------------
Pertti Tormala               Director                                           April  2, 2001


/S/ Terry D. Wall *
    ------------------
Terry D. Wall                Director                                           April   2, 2001


/S/ Drew Karazin *
    ------------------
Drew Karazin                 Chief Financial Officer                            April 2, 2001



*  By:  /S/ Gerard S. Carlozzi
            ------------------
            Gerard S. Carlozzi
            Attorney in Fact