Form 10-K405/A
period 2000-12-31
BIONX IMPLANTS INC
filed 2001-04-05
CIK 1030418

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------


                                  FORM 10-K/A1
                                Amending Item 7
                              and Amending Item 8


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

     The Company's cash and cash equivalents improved from $3.2 million at December 31, 1999 to $7.1 million at December 31, 2000. The increase was largely a result of the $3.9 million of net proceeds from the rights offering that the Company completed in the first quarter 2000. Thus, while funding research and development at 15% of sales, the Company was able to make substantial improvements in cash flow management compared to 1999 due to its continued efforts to implement the management initiatives discussed above.

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

     While the Company's operating losses have resulted in net operating loss carryforwards of approximately $6.2 million for Federal, foreign and state income tax reporting purposes as of December 31,

2000, the extent to which such carryforwards are available to offset future U.S. and Finnish taxable income may be limited as a result of various ownership changes that have occurred in recent years. Additionally, because tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these carryforwards for income tax purposes. Furthermore, income earned by a foreign subsidiary may not be offset against operating losses of U.S. entities. The statutory tax rates applicable to the Company and its foreign subsidiaries vary substantially. Tax rates have fluctuated in the past and may do so in the future. See Note 11 of the Notes to the Company's Consolidated Financial Statements.

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


     During 1998, 1999 and 2000, international product sales represented approximately 20%, 18%, and 18%, respectively, of the Company's total product sales. See Note 15 of the Notes to the Company's Consolidated Financial Statements.


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



     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 26% to $15.9 million in 1999, and decreased by 28% to $11.4 million in 2000. Such expenses were 78% of product sales in 1999, and 63% of product sales in 2000. The increase in the dollar amount of selling, general and administrative expenses from 1998 to 1999 is partially attributable to newly employed sales persons, costs incurred in the launch of the craniofacial products, increased commission payment obligations and the beginning of the restructuring of the Company's operations that lead to the decrease in the dollar amount of selling, general and administrative expenses during 2000. The decrease in the dollar amount of selling, general and administrative expenses during 2000 is primarily attributable to reduced sales expense as the Company restructured its operations and organization to a system of managed sales agents and distributors from the previously utilized hybrid structure that included sales employees and is also attributable to reduced Craniofacial distributor commissions, with reduced sales administration and marketing costs contributing to the reduction to a lesser extent.

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


     On March 3, 2000, the Company completed a shareholder rights offering, pursuant to which it raised $4,046,485 (before deducting expenses of approximately $109,332) and issued 1,586,857 shares of Common Stock. The Company distributed 0.173 of a subscription right for each share of Common Stock outstanding on the January 10, 2000 record date for a total of 1,586,857 shares offered in the rights offering. The subscription price of $2.55 per share was established by the Board of Directors based on a 15% discount from the market price on January 14, 2000, at the time the offering was priced.


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

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000



                                                                                                        FOREIGN
                                          COMMON                         ADDITIONAL                     CURRENCY          TOTAL
                                           STOCK         TREASURY         PAID-IN       ACCUMULATED    TRANSLATION     STOCKHOLDERS'
                                         PAR VALUE         STOCK          CAPITAL         DEFICIT       ADJUSTMENT         EQUITY
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance, December 31, 1997              $     16,942            --      $ 35,616,254   $ (5,527,354)   $ (1,024,631)   $ 29,081,211


Treasury stock purchased                        --      $   (128,198)           --             --              --          (128,198)
Proceeds from the exercise of
   incentive stock options                        10            --            26,248           --              --            26,258
Comprehensive income                            --              --              --       1,261,345             --         1,261,345
                                        ------------    ------------    ------------   ------------    ------------    ------------


Balance, December 31, 1998              $     16,952    $   (128,198)   $ 35,642,502   $ (4,266,009)   $ (1,024,631)   $ 30,240,616


Treasury stock purchased                        --           (33,497)           --             --              --           (33,497)
Proceeds from the exercise
    of incentive stock options                   526            --           249,474           --              --           250,000
Comprehensive  (loss)                           --              --              --      (12,463,113)           --       (12,463,113)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance, December 31, 1999              $     17,478    $   (161,695)   $ 35,891,976   $(16,729,122)   $ (1,024,631)   $ 17,994,006


Proceeds from Rights Offering                  3,015            --         4,046,485           --              --         4,049,500
Offering Costs                                  --              --          (109,332)          --              --          (109,332)
Issue of shares to employee
    investment plan                               64         161,695          43,180           --              --           204,939
Comprehensive (loss)                            --              --              --       (4,608,643)           --        (4,608,643)
                                        ------------    ------------    ------------   ------------    ------------    ------------
Balance, December 31, 2000              $     20,557    $       --      $ 39,872,309   $(21,337,765)   $ (1,024,631)   $ 17,530,470




          See accompanying notes to consolidated financial statements.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000





                                                                                               YEARS ENDED DECEMBER 31,
                                                                                          1998            1999            2000
                                                                                       ------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss) ................................................................   $  1,261,345    $(12,463,113)   $ (4,608,643)
                                                                                       ------------    ------------    ------------

  Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
 Depreciation and amortization .....................................................        815,781       1,391,646       1,264,632
 Consignment amortization ..........................................................        290,005         295,331         698,948

 Deferred tax provision ............................................................       (225,389)         63,175        (280,694)
 Provision for bad debts............................................................           --           297,815        (193,917)
 Special charge related to inventory (Note 3) ......................................           --         6,241,000            --
 Change in assets and liabilities:
  (Increase) decrease in inventory .................................................     (2,093,182)     (4,532,225)      2,395,852
  (Increase) decrease in accounts receivable, net ..................................     (7,228,460)        805,394       1,207,733
  (Increase) decrease in grant receivable ..........................................        (59,935)         52,365          27,118
  (Increase) decrease in prepaid expense, related
    party and other assets .........................................................       (576,878)       (269,191)        362,798
  Increase (decrease) in accounts payable ..........................................      2,401,446      (1,236,189)       (267,901)
  (Decrease) in related party payables .............................................        (74,358)           --              --
  (Decrease) in current tax liability ..............................................       (664,951)       (577,673)           --
  Increase (decrease) in accrued and other
     liabilities ...................................................................        381,445         582,299        (535,007)
                                                                                       ------------    ------------    ------------


Net cash provided by (used in) operating
  activities .......................................................................   $ (5,773,131)   $ (9,349,366)   $     70,919
                                                                                       ------------    ------------    ------------

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


                                                                                                                        Continued

                                                                                1998                 1999                   2000
                                                                           ------------          ------------          ------------
Cash flows from investing activities:
  Purchases of plant and equipment ...............................         $ (2,044,271)         $ (1,192,436)         $   (251,702)
  Purchases of intangibles .......................................             (455,627)             (619,583)             (405,431)
                                                                           ------------          ------------          ------------

Net cash used in investing activities ............................           (2,499,898)           (1,812,019)             (657,133)
                                                                           ------------          ------------          ------------

Cash flows from financing activities:
  Proceeds from increase of long-term debt .......................                 --                    --                 304,698

  Repayment of long-term debt ....................................              (43,315)              (81,999)                 --
  Purchase of treasury shares ....................................             (128,198)              (33,497)
  Proceeds from rights offering ..................................                 --                     --               3,940,168
  Proceeds from employee investment plan .........................                 --                     --                 204,939
  Proceeds from exercise of employee
    stock options ................................................               26,258               250,000                  --
                                                                           ------------          ------------          ------------


Net cash provided by (used in) financing activities ..............         $   (145,255)         $    134,504          $  4,449,805
                                                                           ------------          ------------          ------------


Net increase (decrease) in cash and
  cash equivalents ...............................................         $ (8,418,284)         $(11,026,881)         $  3,863,591


Cash and cash equivalents at beginning of year ...................         $ 22,631,652          $ 14,213,368          $  3,186,487
                                                                           ------------          ------------          ------------

Cash and cash equivalents at end of year .........................         $ 14,213,368          $  3,186,487          $  7,050,078
                                                                           ============          ============          ============



Supplemental disclosure of cash flow information:
Cash paid for interest ...........................................         $      1,423          $      3,258          $      5,033
Cash paid for taxes ..............................................         $  1,631,756          $    275,321          $       --
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

     Goodwill


     Goodwill, representing costs in excess of the fair value of assets acquired, is amortized on a straight-line basis over 20 years. On a periodic basis, the Company evaluates the carrying value of intangible assets based upon expectations of undiscounted cash flows. Accumulated amortization related to Goodwill was $536,473 and $837,072 at December 31, 1999 and 2000, respectively. Goodwill was $3,939,763 at December 31, 1999 and 2000.



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

     Shipping and Handling Costs


     The company records shipping and handling costs in selling, general and administrative expenses. Such costs amounted to $420,000, and $459,000 in 1999 and 2000. Charges to customers for shipping and handling are included in total revenues.


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
                                                                              ==========            ==========            ==========


     During the year ended December 31, 1999 and 2000 there were 718,043 and 805,038, respectively, stock options that were considered antidilutive and, accordingly, excluded in the calculation of earnings (loss) per share.


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


(7) LONG-TERM DEBT

     Long-term debt consists of the following components as of December 31, 1999 and 2000:



                                                     1999                2000
                                                  ---------           ---------
Subordinated debt.......................               --             $ 145,233
Other debt .............................          $  33,370             192,835
                                                  ---------           ---------
                                                     33,370             338,068
Less current portion ...................               --                (7,007)
                                                  ---------           ---------
                                                  $  33,370           $ 331,061
                                                  =========           =========



Long-term debt represent the following:


(1) Subordinated loan, from the National Technology agency, is borrowed at an interest rate of 1% below the agency's short term base rate of 4.5% at December 31, 2000. The amount is 990,000 Finnish marks, equivalent to 145,233 US dollars at 12/31/00 and are due in annual installments through 2006. The loan is subordinated to long-term debt.


(2) Long Term loans represents the aggregate of such loans payable to National Technology agency at an interest rate of 3% below the agency's short term base rate of 4.5% at December 31, 2000 and are due in annual installments through 2006.

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


     On March 3, 2000, the Company completed a shareholder rights offering, pursuant to which it raised $4,046,485 (before deducting expenses of $109,332) and issued 1,586,857 shares of Common Stock. The Company distributed 0.173 of a subscription right for each share of Common Stock outstanding on the January 10, 2000 record date for a total of 1,586,857 shares offered in the rights offering. The subscription price of $2.55 per share was established by the Board of Directors based on a 15% discount from the market price on January 14, 2000, at the time the offering was priced.



(9) COMMITMENTS AND CONTINGENCIES

     The Company leases offices and laboratory facilities, equipment, and vehicles under various non-cancelable operating lease arrangements. Future minimum rental commitments required by such leases are as follows:



YEAR ENDING DECEMBER 31:
      2001               $475,705
      2002                455,930
      2003                285,033
      2004                183,977


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


                                                 1998            1999             2000
                                                 ----            ----             ----
Net income (loss):
        As reported                        $ 1,261,345       $ (12,463,113)  $ (4,608,643)
        Pro forma                              913,106         (12,768,154)    (4,951,068)

Basic earnings (loss) per common share:
        As reported                               0.14             (1.39)         (0.44)
        Pro forma                                 0.10             (1.43)         (0.47)

Dilutive earnings (loss) per common share:
        As reported                               0.14             (1.39)         (0.44)
        Pro forma                                 0.10             (1.43)         (0.47)





     A summary of activity under the 1996 Option Plan from January 1, 1997 to December 31, 2000 is as follows:

                                                                   RANGE OF EXERCISE
                                                        SHARES     PRICES PER SHARE
                                                        ------     ----------------
Balance, December 31, 1997 .....................       658,726       0.90-25.00

  Granted ......................................        91,350       6.38 -22.00
  Exercised ....................................        (5,264)      4.75 -9.50
  Forfeited ....................................      (240,210)      4.75-25.00
                                                      --------       -----------
Balance, December 31, 1998 .....................       504,602       4.75-22.00

  Granted ......................................       507,500       2.38 -5.50
  Exercised ....................................      (277,009)           0.9025
  Forfeited ....................................       (17,050)      15.50-22.00
                                                      --------       -----------
Balance, December 31, 1999......................       718,043       2.38-22.00

  Granted ......................................       290,891       2.77-4.68
  Exercised ....................................          --                --
  Forfeited ....................................      (203,896)      3.19-22.00
                                                      --------       -----------
Balance, December 31, 2000 .....................       805,038       2.77-22.00

Shares exercisable at December 31, 2000 ........       143,390       2.25-22.00
                                                      --------


     The following table summarizes information about stock options outstanding under the 1996 Option Plan at December 31, 2000:

                        OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                        -------------------                  -------------------
                             Weighted
  Range of                   Average       Weighted                       Weighted
  Exercise      Number      Remaining       Average                       Average
   Prices     Outstanding  Contractual     Exercise          Number       Exercise
                           Life (Years)      Price        Exercisable      Price
-----------   -----------  ------------    ---------      -----------     ---------
$ 2.25-3.31      269,660        9.3        $  2.96            14,000      $   2.63
  4.13-4.75      470,212        8.7           4.16           102,528          4.17
  5.50-9.50       21,316        7.8           6.62             9,052          6.74
15.50-22.00       43,850        7.5          18.25            17,810         18.21
                  ------                                      ------

$2.25-22.00      805,038        8.8        $  4.59           143,390      $   5.93
                 =======                                     =======


(11) INCOME TAXES


At December 31, 2000, the Company and its subsidiaries had available U.S. federal net operating loss carryforwards ("NOL") of approximately $4,700,000 and U.S. state net operating loss carryforwards of approximately $1,500,000 for income tax reporting purposes, which are available to offset future federal and state taxable income, if any, through 2020 and 2010, respectively. Additionally, the Company had an NOL of approximately $3,200,000 for foreign income tax purposes which is available to offset future foreign taxable income, if any, through 2010.


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


Income tax expense attributable to the income (loss) before provision for taxes was $741,416, $63,175 and $0 for the years ended December 31, 1998, 1999 and 2000, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income (loss) as a result of the following:



                                                                                  1998                  1999                2000

Computed "expected" tax (benefit) expense                                     $   700,966          $(4,362,090)         $(1,613,028)
Increase (reduction) in income taxes resulting from:
  Difference in the foreign tax rates                                            (303,800)              20,246              118,446
  Net change in the valuation allowance for
     deferred tax assets                                                          218,936            4,308,076            1,463,323
  Permanent Items                                                                 106,831              115,011              103,935
  Other, net                                                                       18,483              (18,068)            (72,676)
                                                                              -----------          -----------          -----------
Income tax expense (benefit)                                                  $   741,416          $    63,175          $         0
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

Income tax expense consisted of the following:


                                                                             1998                    1999                    2000

Current Provision                                                          $ 966,805               $       0               280,694
Deferred (benefit) expense                                                  (225,389)                 63,175             $(280,694)
                                                                           ---------               ---------              ---------
Total income tax (benefit) expense                                           741,416                  63,175                      0
                                                                           =========               =========              =========


The tax effects of temporary differences that give rise to significant portions of the Federal, foreign and state deferred tax assets at December 31, 1999 and 2000 are presented below:



                                                                                                  1999                        2000
Deferred tax assets:
  Net operating loss carryforwards                                                             $ 2,122,125              $ 2,663,772
  Research & development costs                                                                     109,890                  109,890
  Deferred intercompany profits                                                                  1,723,861                1,616,008

  Recognition of accrued expenses or reserves for
   financial statement reporting purposes but not for
   income tax reporting purposes                                                                 3,390,245                3,520,010
   Depreciation & Other                                                                                                      76,134
  Total gross deferred tax assets                                                              $ 7,346,121              $ 7,985,814

Deferred tax liability:
  Depreciation expense                                                                            (289,702)                       0

Total net deferred tax assets                                                                    7,056,419                7,985,814

  Less valuation allowance                                                                      (6,539,205)              (7,187,906)

Net deferred tax assets                                                                        $   517,214              $   797,908

Realization of net deferred tax assets is dependent on future earnings, which are uncertain. Accordingly, a valuation allowance was recorded by the Company against certain assets at December 31, 1999 and 2000. The total valuation allowance increased by $5,150,968 and $648,701 for the years ended December 31, 1999 and 2000, respectively.


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



(14) QUARTERLY FINANCIAL SUMMARY



                                             1st Quarter  2nd Quarter   3rd Quarter  4th Quarter
                                             -----------  -----------   -----------  -----------
1999
        Revenue                                    5,284        4,997         4,892        5,895
        Gross Profit                               3,936        2,614         3,860      (1,440)
        Net Loss                                   (865)      (3,560)       (1,337)      (6,702)
        EPS:
               Basic                              (0.10)       (0.40)        (0.15)       (0.74)
               Diluted                            (0.10)       (0.40)        (0.15)       (0.74)

2000
        Revenue                                    5,076        4,466         4,254        4,436
        Gross Profit                               3,355        2,776         2,884          918
        Net Loss                                   (376)        (784)         (867)      (2,582)
        Loss per share:
               Basic                              (0.04)       (0.07)        (0.08)        (.25)
               Diluted                            (0.04)       (0.07)        (0.08)        (.25)



     The Company recorded a charge of $1.534 million in the fourth quarter of 2000 for excess inventory. A fourth quarter charge in 1999 of $6.241 million is included in special charges related to inventory. See Note (3) to the Consolidated Financial Statements.

(15) GEOGRAPHIC SEGMENT INFORMATION


Sales
(In millions)                                             Year ended December 31

                                                         1998       1999       2000
Third party sales (by location of customer)

        United States                                  $  16.5    $  16.8    $  14.7
        All other countries                                4.2        3.7        3.2

Total Sales                                            $  20.7    $  20.5    $  17.9





Long lived assets
(In millions)                                              December 31
                                                       1999           2000

        United States                                 4,340            3,806
        All other countries                           2,412            2,338


Total long lived assets                               6,752            6,144

                                                                     Schedule II


                          Financial Statement Schedule
                      Bionx Implants Inc. and Subsidiaries

                        Valuation and Qualifying Accounts
              For the years Ended December 31, 1998, 1999 and 2000



                      INVENTORY RESERVES       ACCOUNTS RECEIVABLE RESERVES
                      ------------------       ----------------------------
Balance at
12/31/1997                  665,325                      110,707

Expenses                    310,000                       70,205

Deductions                       --                      (38,029)
                         ----------                     --------
Balance at
12/31/1998                  975,325                      142,883

Expenses                  8,144,000                      471,393

Deductions               (5,323,262)                    (173,578)
                         ----------                     --------

Balance at
12/31/1999                3,796,063                      440,698

Expenses                  2,936,959                       42,817

Deductions               (1,618,983)                    (236,734)
                         ----------                     --------
Balance at
12/31/2000                5,114,039                      246,781
                         ==========                     ========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of April, 2001.



                                  BIONX IMPLANTS, INC.


                                  By: /S/ Gerard S. Carlozzi
                                      ----------------------------------------
                                       Gerard S. Carlozzi
                                       (President and Chief Executive Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amendment to the Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:



        Signature                           Title                                  Date
/S/Gerard S. Carlozzi
    ------------------
Gerard S. Carlozzi           President, Chief Executive Officer and
                             Director (Principal Executive Officer)             April 5, 2001


/S/ David J. Bershad *
    ------------------
David J. Bershad             Director                                           April 5, 2001


/S/ Anthony J. Dimun *
    ------------------
Anthony J. Dimun             Director                                           April 5, 2001


/S/ Pertti Tormala *
    ------------------
Pertti Tormala               Director                                           April 5, 2001


/S/ Terry D. Wall *
    ------------------
Terry D. Wall                Director                                           April 5, 2001


/S/ Drew Karazin *
    ------------------
Drew Karazin                 Chief Financial Officer                            April 5, 2001




*  By:  /S/ Gerard S. Carlozzi
            ------------------
            Gerard S. Carlozzi
            Attorney in Fact