Form 10-K405/A
period 2000-12-31
BIONX IMPLANTS INC
filed 2001-04-30
CIK 1030418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A2

                     (Amendment No. 2, amending Items 10-13)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

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

                                    PART III

ITEM 10.  DIRECTORS OF THE REGISTRANT

         The Bionx Implants, Inc. (the "Company") Articles of Incorporation provide that the Company's Board of Directors shall be divided into three classes. Each class serves for a period of three years on a staggered term basis. The following information contains the current and past five years' business experience, certain other directorships and age of each current director. Except where otherwise indicated, the directors have held the occupational positions noted for at least the past five years.

         Directors Whose Terms Expires at the 2001 Annual Meeting:

         - Gerard S. Carlozzi: President and Chief Executive Officer of the Company (September 1999 to the present); President and Chief Operating Officer of the Company (May 1999 to September
                  1999); Vice President of the Company (November 1998 to May
                  1999); Director of Biotechnology Development and Director of Marketing and Product Development for Maxillofacial Surgical Products of Synthes USA (a leader in Orthopedic and Maxillofacial Trauma products) (1995 to 1998). Director of the Company since September 1999. Age: 44.

         - Terry D. Wall: Chairman of the Board of the Company (1995 to the present); President and Chief Executive Officer of Vital Signs, Inc. ("Vital Signs") (manufacturer of disposable anesthesia and respiratory devices). Director of Vital Signs and Exogen, Inc. Director of the Company since 1995. Age: 59.

         Directors Whose Terms Expire at the 2002 Annual Meeting:

         - David J. Bershad: Senior Partner, Milberg Weiss Bershad Hynes & Lerach (law firm). Director of Vital Signs. Director of the Company since 1995. Age: 61.

         - Pertti Tormala: Executive Vice President, Research and Development of the Company (1995 to the present); Chief Executive Officer (and co-founder) of the Company's foreign subsidiaries (prior years). Director of the Company since 1995. Age: 55.

         Director Whose Term Expires at the 2003 Annual Meeting:

         - Anthony J. Dimun: Executive Vice President and Chief Financial Officer of Vital Signs. Director of EchoCath, Inc. and Vital Signs. Director of the Company since 1995. Age: 57

         Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors to file initial reports of beneficial ownership and reports of changes of beneficial ownership of the Company's Common Stock with the SEC. Executive officers and directors are required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of the forms or information furnished to the Company, the Company believes that during 2000 all such filing requirements were satisfied on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

       Summary of Cash and Certain Other Compensation

         The following table and accompanying footnotes set forth certain summary information relating to the three years ended December 31, 2000, with respect to the Company's Chief Executive Officer and the other four most highly compensated executive officers during 2000 who were serving as executive officers at December 31, 2000 (collectively, the "Named Executive Officers"):

                                                                                                   Long-Term
                                                                                                  Compensation
                                                                                                     Awards
                                                                                                   Securities
        Name and Principal                                                    Other Annual         Underlying          All Other
             Position                   Year      Salary        Bonus(1)      Compensation(2)    Options/SARs(#)    Compensation(3)
        ------------------              ----      ------        --------      ---------------    ---------------    ---------------

Gerard S. Carlozzi(4)                   2000      $160,000       $ 24,000         $  6,300           17,485           $  1,920
    President and Chief                 1999       145,417             --            6,000          100,000              1,335
    Executive Officer                   1998        21,443             --               --           20,000                 --

Andrew Karazin (5)                      2000       145,000             --            6,300           38,368              1,305
    Vice President,                     1999         8,830             --              500               --                 --
    Chief Financial Officer

James Hogan(6)                          2000       139,923          7,700            6,150           53,121              1,679
    President, Stenting                 1999       125,000         20,000            2,500               --             21,903
    Division                            1998        30,640             --               --               --                 --

Pertti Tormala                          2000       104,028         21,375            7,081            3,299                 --
    Executive Vice                      1999       122,700             --            8,132           40,000                 --
    President, Research                 1998       119,814             --            8,615               --                 --
    and Development

Pertti Viitanen                         2000        77,858          3,412            6,801            1,006              7,764
    Managing Director of Finnish        1999        91,832             --            7,802           40,000              3,663
    Subsidiary; Vice President of       1998        90,385          8,608            9,121               --              3,454
    Manufacturing


-------------------

(1)  Bonus amounts are shown in the year in which they are paid.

(2)  Represents car allowances.

(3) For 2000 represents (a) employer contributions to the Company's 401(k) plan on behalf of the following individuals: Mr. Carlozzi: $1,920; Mr. Hogan:
     $1,679 and Mr. Karazin: $1,305 and (b) contribution to pension for Mr.
     Viitanen: $7,764.

(4) Mr. Carlozzi joined the Company in November 1998 and became President and Chief Executive Officer of the Company in September 1999.

(5)  Mr. Karazin joined the Company in December 1999.

(6) Mr. Hogan joined the Company in November 1998 and ceased serving as an employee in March 2001.

         Employment Agreements

         The Company previously entered into an employment agreement with Pertti Tormala. The agreement provides for a term expiring in 2002. Pursuant to the agreement, Professor Tormala receives a minimum base salary of 540,000 FIM (approximately $85,000) and is eligible to receive cash bonuses granted by the Company's Board of Directors. Professor Tormala is also entitled to a car, certain pension benefits and reimbursement of all reasonable travel and entertainment expenses. Under the agreement, all patents, patent applications and other intellectual property rights developed by Professor Tormala relating to the Company's research and development activities are the sole property of the Company. The agreement permits Professor Tormala to spend up to 16 hours per month working on a business spun-off from the Company prior to the consummation of its initial public offering.

Stock Option Information

         The following table sets forth certain information concerning stock options granted during the year ended December 31, 2000 to the Named Executive Officers. In accordance with the rules of the SEC, the following table also sets forth the potential realizable value over the term of the options (the period from the grant date to the expiration date) based on assumed rates of stock price appreciation of 5% and 10% compounded annually. These amounts do not represent the Company's estimate of future stock price performance. Actual realizable values, if any, of stock options will depend on the future stock performance of the Common Stock. No stock appreciation rights were granted during the fiscal year ended December 31, 2000.

            Option Grants in the Fiscal Year Ended December 31, 2000

                                   Number of                                                                  Potential Realizable
                                  Securities       Percent of Total                                         Value at Assumed Annual
                                  Underlying       Options Granted      Exercise Price                        Rates of Stock Price
                                    Options        to Employees in        per Share                         Appreciation for Option
            Name                 Granted(#)(1)           2000            ($/Share)(2)    Expiration Date            Term(3)
            ----                 -------------     ----------------      ------------    ---------------    -----------------------
                                                                                                               5%            10%
                                                                                                            ---------       -------
Gerard S. Carlozzi........             4,518              1.5              $3.1875          01/02/2010          9,057       22,952
                                       2,137              0.7              $4.678           02/28/2010          6,287       15,933
                                      10,830              3.5              $2.77            11/21/2010         18,866       47,811

Andrew Karazin............            32,490             10.5              $2.77            11/21/2010         56,599      143,433
                                       5,878              1.9              $4.678           02/28/2010         17,293       43,824

James Hogan(4)............             1,569              0.5              $3.1875          01/02/2010          3,145        7,971
                                      11,552              3.7              $2.77            11/21/2010         20,124       50,998
                                      40,000             12.9              $4.13            02/28/2010        103,893      263,286

Pertti Tormala............             3,299              1.1              $3.1875          01/02/2010          6,613       16,759

Pertti Viitanen...........             1,006              0.3              $3.1875          01/02/2010          2,017        5,110

-------------------

(1) These options were granted under the Company's Investment Plan, other than the options which expire on January 2, 2010 and Mr. Hogan's 40,000 share option, which were granted under the Company's Stock Option/Stock Issuance Plan. Pursuant to the Investment Plan, eligible participants may purchase shares of the Company's Common Stock during specified window periods. For each share purchased, the Company grants the participant one stock option. An employee must continue to be employed for at least two years by the Company to exercise stock options granted under the Investment Plan. If the employee retains the shares purchased during the window period, the option can be exercised at any time after the initial shares have been held for two years. In general, if the employee sells any of the shares purchased under the Investment Plan before the end of the two year holding period or directs the Company to stop making payroll deductions before all shares that the employee committed to buy are fully paid for, the employee will forfeit the options associated with those share purchases. The Board of Directors is authorized to accelerate stock options related to fully paid shares in connection with a change in control. Options granted under the Stock Option/Stock Issuance Plan vest in 20% installments beginning one year after the grant date.

(2) Pursuant to the applicable Plans, the exercise price per share of the options granted under the Investment Plan was equal to the average of the closing sales prices of the Common Stock on Nasdaq during the window period, and the exercise price per share of the options granted under the Stock Option/Stock Issuance Plan was equal to the closing sales price of the Common Stock on Nasdaq on the date of grant.

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

(4) All of the options granted to Mr. Hogan in 2000 have expired without being exercised.

         No stock options were exercised by the Named Executive Officers during 2000. The following table sets forth certain information with respect to the value of stock options held by the Named Executive Officers as of December 31, 2000. No stock appreciation rights were exercised by the Named Executive Officers during 2000 and no stock appreciation rights were outstanding as of December 31, 2000.


                 Aggregate Option Exercises in Last Fiscal Year
                       and Fiscal Year End Options Values


                                                                Number of Securities Underlying         Value of Unexercised
                               Shares Acquired                       Unexercised Options at            In-the-Money Options at
                                      on             Value            December 31, 2000(#)              December 31, 2000(1)($)
                                                                -------------------------------      ----------------------------
                                Exercise (#)     Realized ($)    Exercisable      Unexercisable      Exercisable    Unexercisable
                               ---------------   -----------    ------------      -------------      -----------    -------------
Gerard S. Carlozzi.........           -               -           28,000              109,485                -               -
Andrew Karazin.............           -               -            8,000               70,368                -               -
James Hogan................           -               -           16,000               37,121                -               -
Pertti Tormala.............           -               -            8,000               35,299                -               -
Pertti Viitanen............           -               -            8,000               33,006                -               -

--------------------------

(1) Based on a value equal to the closing sale price of the Common Stock on December 29, 2000 (the last trading day of 2000) ($1.375), minus the per share exercise price, multiplied by the number of shares underlying the options.


         Director Compensation

         The Company has not yet commenced paying cash fees to directors in connection with their service on the Board of Directors or on committees of the Board. The Company does grant stock options to non-employee directors under its Stock Option/Stock Issuance Plan. Under the Automatic Option Grant Program, which is part of the Company's Stock Option/Stock Issuance Plan, as amended, each non-employee director first elected or appointed to the Board of Directors after the date of the Company's initial public offering will automatically be granted a non-statutory option for 10,000 shares of Common Stock, provided that such individual has not been in the prior employ of the Company. In addition, at each annual stockholders' meeting, each individual with at least six months service on the Board of Directors as a non-employee director who will continue to serve as a non-employee director following the meeting, and each individual who has continued his or her service as a non-employee director for a period of at least one year after he or she ceases serving as an employee of the Company who will continue to serve as a non-employee director following the meeting, will automatically be granted a non-statutory option for 10,000 shares of Common Stock. Each automatic grant has a term of ten years, subject to earlier termination following the optionee's cessation of service on the Board of Directors as provided in the Plan. Fifty percent of the shares subject to an automatic grant vest on the date of grant, 25% one year after the date of grant, and the remaining 25% two years after the date of grant.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of shares of Common Stock as of April 1, 2001 by (i) the only stockholders of the Company known by management to beneficially own more than 5% of the Company's Common Stock, (ii) the directors of the Company, (iii) the Named Executive Officers and
(iv) all directors and current executive officers of the Company as a group. Shares covered by stock options are included in the table to the extent that they are exercisable through June 1, 2001.

                                                              Shares of
                                                      Common Stock Beneficially
Beneficial Owner(1)                                         Owned (1)(2)            Percentage Beneficially Owned
------------------                                    -------------------------     -----------------------------
Bionix B.V. (3).............................                    2,684,211                            24.9
Terry D. Wall (4)...........................                    3,220,259                            29.8
The Kaufman Fund, Inc. (5)..................                      862,750                             8.0
Dimensional Fund Advisors Inc. (6)..........                      712,300                             6.6
Gerard S. Carlozzi(7).......................                       36,456                             *
David J. Bershad (8)........................                      514,007                             4.8
Anthony J. Dimun (9)........................                      260,968                             2.4
Pertti Tormala (10).........................                    1,120,697                            10.4
James Hogan(11).............................                       22,090                             *
Pertti Viitanen (12)........................                      153,981                             1.4
Andrew Karazin (13).........................                       30,123                             *
All directors and current executive officers
as a group (8 persons)(14)..................                    5,358,581                            49.5

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

(2) Applicable percentage ownership is based on 10,819,464 shares of Common Stock outstanding as of April 1, 2001 together with applicable stock options for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Shares of Common Stock subject to stock options currently exercisable, or exercisable within 60 days after April 1, 2001, are deemed outstanding for computing the percentage ownership of the person holding such stock options but are not deemed outstanding for computing the percentage ownership of any other person. Each owner of an equity interest in Bionix B.V. (the "Dutch Company") is deemed to beneficially own a percentage of the shares of the Common Stock owned by the Dutch Company equal to such owner's proportionate equity interest in the Dutch Company.

(3) Nearly all of the capital stock of the Dutch Company is owned by the former stockholders of the Company's operating subsidiaries. The current Board of Directors of the Dutch Company includes Gerard S. Carlozzi, David J. Bershad, Anthony J. Dimun, Pertti Tormala, and Pertti Viitanen, who are directors or executive officers of the Company. As of April 1, 2001, Messrs. Bershad, Dimun, and Wall beneficially owned capital stock of the Dutch Company representing, in the aggregate, approximately 21.2% of the equity of the Dutch Company's capital stock. As of April 1, 2001, Messrs. Tormala and Viitanen beneficially owned capital stock of the Dutch Company representing, in the aggregate, approximately 47.2% of the equity of the Dutch Company's capital stock. The remaining equity of the Dutch Company's capital stock is allocated among several other U.S. and Finnish investors.

(4) Mr. Wall's shares include 16,450 shares of Common Stock issuable upon the exercise of vested stock options and 484,421 shares of Common Stock owned by the Dutch Company, representing Mr. Wall's proportionate equity interest in the shares of Common Stock owned by the Dutch Company. Mr. Wall has the right to cause the Dutch Company to transfer such 484,421 shares to him pursuant to an agreement with the Dutch Company. All of Mr. Wall's shares of Common Stock and of the Dutch Company's capital stock are held in an investment partnership which he controls.

(5) The information set forth herein regarding The Kaufman Fund, Inc.'s beneficial ownership is based on a report on Schedule 13G filed by The Kaufman Fund with the SEC on May 18, 2000. The address of The Kaufman Fund, Inc. is 140 E. 45th Street, 43rd Floor, Suite 2624, New York, New York 10017.

(6) The information set forth herein regarding Dimensional Fund Advisors Inc.'s beneficial ownership is based upon a report on Schedule 13G filed by it with the SEC on February 2, 2001. The address of Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(7) Includes 28,904 shares issuable to Mr. Carlozzi upon the exercise of vested stock options.

(8) Mr. Bershad's shares include 16,450 shares of Common Stock issuable upon the exercise of vested stock options and 50,736 shares of Common Stock owned by the Dutch Company, representing Mr. Bershad's proportionate equity interest in the shares of Common Stock owned by the Dutch Company. Mr. Bershad has the right to cause the Dutch Company to transfer such 50,736 shares to him pursuant to an agreement with the Dutch Company. A total of 331,686 of Mr. Bershad's shares of Common Stock and all of Mr. Bershad's shares of the Dutch Company's capital stock are held in an investment partnership which he controls.

(9) Mr. Dimun's shares include 16,450 shares of Common Stock issuable upon the exercise of vested stock options and 34,679 shares of Common Stock owned by the Dutch Company, representing Mr. Dimun's proportionate equity interest in the shares of Common Stock owned by the Dutch Company. Mr. Dimun has the right to cause the Dutch Company to transfer such 34,679 shares to him pursuant to an agreement with the Dutch Company. All of Mr. Dimun's shares of Common Stock and the Dutch Company's capital stock are held in entities which he controls.

(10) Mr. Tormala's shares include 8,660 shares of Common Stock issuable upon exercise of stock options and 1,112,037 shares of Common Stock owned by the Dutch Company, representing Mr. Tormala's proportionate equity interest in the shares of Common Stock owned by the Dutch Company. Professor Tormala has the right to cause the Dutch Company to transfer such 1,122,037 shares to him pursuant to an agreement with the Dutch Company. That agreement enables Professor Tormala to direct the voting by the Dutch Company of a specified number of shares of the Company's Common Stock held by the Dutch Company. As of April 1, 2001, that specified number equals 2,049,854, representing Professor Tormala's proportionate equity interest in the 2,684,211 shares of Common Stock owned by the Dutch Company (1,122,037 shares) and the proportionate equity interest of all other Finnish investors in such 2,684,211 shares (927,817 shares). The table above excludes from Professor Tormala's beneficial ownership the 927,817 shares attributable to the equity interests of such other Finnish investors.

(11) Includes 16,314 shares issuable to Mr. Hogan upon the exercise of vested stock options. As of April 30, 2001, Mr. Hogan is no longer serving as an executive officer of Bionx.

(12) Mr. Viitanen's shares include 8,202 shares of Common Stock issuable upon the exercise of vested stock options and 145,779 shares of Common Stock owned by the Dutch Company, representing Mr. Viitanen's proportionate equity interest in the shares of Common Stock owned by the Dutch Company.

(13) Includes 8,000 shares issuable to Mr. Karazin upon the exercise of vested stock options.

(14) Includes 119,430 shares of Common Stock issuable upon the exercise of vested stock options, and 1,837,652 shares of Common Stock owned by the Dutch Company, representing the current directors' and executive officers' proportionate equity interest in the 2,684,211 shares of Common Stock owned by the Dutch Company. As of April 1, 2001, the current directors and executive officers as a group beneficially owned approximately 68.5% of the equity associated with the capital stock of the Dutch Company. The current directors and executive officers of the Company as a group have a right to vote substantially all of the 2,684,211 shares of Common Stock owned by the Dutch Company. If all such 2,684,211 shares were deemed to be beneficially owned by the Company's current directors and executive officers, such persons as a group would be deemed to be the beneficial owners of 6,116,471 shares of Common Stock, representing 56.5% of the shares outstanding on April 1, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company's product development efforts are dependent upon Dr. Tormala, who is a founder, director and executive officer of the Company and is currently an Academy Professor at the Technical University in Tampere, Finland and as such is permitted by the University to devote his efforts to developing new products for the Company. This executive utilizes a group of senior researchers, graduate students, and faculty at the Technical University to perform research and development projects involving resorbable polymers and other topics impacting the Company's technology and processes. This arrangement, partially funded by the Company and permitted in Finland as a means of encouraging the commercialization of technological development, has resulted in substantial cost savings to the Company while substantially expanding its product development effort. The Company's funding obligation, which amounted to $315,000 during the year ended December 31, 2000, consists of providing the University with reasonable compensation for University resources (including graduate students) utilized by the Company.

         During 2000, the Company paid certain administrative expenses on behalf of Bionix B.V., which currently owns 24.9% of the Company's outstanding shares. Bionix B.V. owed $378,363 to the Company for such expenses as of April 25, 2001. Certain directors and executive officers of the Company control Bionix B.V. See "Item 12 - Security Ownership of Certain Beneficial Owners and Management."

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April, 2001.

                                   BIONX IMPLANTS, INC.


                                  By: /s/ Drew Karazin
                                      ------------------------------------------
                                      Drew Karazin,
                                      Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 has been signed by the following persons in the capacities and on the dates indicated:

Signature                                      Title                                    Date

/s/ Gerard S. Carlozzi*                     President, Chief Executive              April 30, 2001
------------------------------------
Gerard S. Carlozzi                          Officer and a Director

/s/ David J. Bershad*                       Director                                April 30, 2001
------------------------------------
David J. Bershad

/s/ Anthony J. Dimun*                       Director                                April 30, 2001
------------------------------------
Anthony J. Dimun

/s/ Pertti Tormala*                         Director                                April 30, 2001
------------------------------------
Pertti Tormala

/s/ Terry D. Wall*                          Director                                April 30, 2001
------------------------------------
Terry D. Wall

/s/ Drew Karazin                            Vice President and                      April 30, 2001
------------------------------------
Drew Karazin                                Chief Financial Officer


*By:/s/ Drew Karazin
    --------------------------------
      Drew Karazin
       Attorney-in-Fact