Form 10-Q
period 2001-03-31
BIONX IMPLANTS INC
filed 2001-05-14
CIK 1030418

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At March 31, 2001, there were 10,819,464 shares of Common Stock, par value $.0019 per share, outstanding.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                          Page
Part I.  Financial Information


Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets at December 31, 2000
              and March 31, 2001 (Unaudited)                                3

          Consolidated Statements of Operations for the Three
              Months Ended March 31, 2000 and 2001 (Unaudited)              4

          Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 2000 and 2001 (Unaudited)              5

          Notes to Consolidated Financial Statements (Unaudited)            6


Item 2.  Management's Discussion and Analysis of Financial                  7
              Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        11

Part II. Other Information

Signatures                                                                 11

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                        DECEMBER 31    MARCH 31
                                                        -----------    --------
                                                            2000         2001
                                                        -----------    --------
                                                                      (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                     7,050       5,870
Trade accounts receivable, net of allowance of $247
as of December 31, 2000, and March 31, 2001,
respectively                                                  2,526       2,622
Inventory, net                                                4,679       4,269
Grants receivable                                               110          96
Related party receivables                                       402         444
Other receivables                                                77          65
Prepaid expenses and other current assets, net of
allowance of $223                                               392         368
Deferred tax assets                                             798         798
                                                        -----------------------
Total current assets                                         16,034      14,532


Plant and equipment, net                                      2,230       2,107
Goodwill and intangibles, net                                 3,915       3,874
                                                        -----------------------
Total assets                                                 22,179      20,513
                                                        ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable                                        2,673       1,538
Long - term debt, current portion                                 7           0
Accrued and other current liabilities                         1,638       1,675
                                                        -----------------------
Total current liabilities                                     4,318       3,213

Long-term debt                                                  186         193
Subordinated debt                                               145         145
                                                        -----------------------

Total Liabilities                                             4,649       3,551

Common Stock                                                     21          21



Additional paid-in-capital                                   39,872      39,872
Accumulated deficit                                         (21,338)    (21,906)
Accumulated other comprehensive income                       (1,025)     (1,025)
                                                        -----------------------
Total stockholders' equity                                   17,530      16,962
                                                        ========================

Total liabilities and stockholders' equity                   22,179      20,513
                                                        ========================


See accompanying notes to the unaudited consolidated financial statements.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                        March 31,
                                                  2000             2001
Revenues:
Product sales                                   $  4,971         $  4,931
License and grant revenues                           105               50
                                                --------         --------
     Total revenues                                5,076            4,981

Cost of goods sold                                 1,721            1,547
                                                --------         --------


Gross profit                                       3,355            3,434

Selling, general and administrative                2,930            3,086
Research and development                             607              876
Patent & litigation expense                          200               64
                                                --------         --------

Total operating expenses                           3,737            4,026

Operating loss                                      (382)            (592)

Other income
     Interest and other income                         6               24
                                                --------         --------
Total other income                                     6               24

Loss before provision for income taxes              (376)            (568)

Provision for income taxes                            --               --
                                                --------         --------

Net Loss                                        $   (376)        $   (568)
                                                ========         ========

Loss per share:
     Basic                                      $  (0.04)        $  (0.05)
     Diluted                                       (0.04)           (0.05)

Shares used in computing Loss per share:
     Basic                                         9,666           10,819
     Diluted                                       9,666           10,819


See accompanying notes to the unaudited consolidated financial statements.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                 (In thousands)

                                                                         Three Months Ended
                                                                             March 31,
                                                                       2000             2001
Cash flow from operating activities:

Net (loss)                                                           $   (376)        $   (568)

Adjustments to reconcile net loss to
net cash (used in) operating activities:
            Depreciation and amortization                                 213              312
            Consignment amortization                                      424              158


Decrease in inventory, net                                                 19              252
(Increase) decrease in accounts receivable, net                           289              (95)
(Increase) decrease in grant receivable                                   (25)              13
(Increase) decrease in related parties                                      4              (41)
(Increase) decrease in prepaid expenses and other current assets          613              (35)
(Decrease) in trade accounts payable                                     (927)          (1,135)
Increase (decrease) in accrued and other current liabilities              (99)              44
                                                                     --------------------------
                                                                          511             (457)

Net cash provided (used in) operating activities                          135           (1,025)


Cash flow from investing activities:
            Purchases of plant and equipment                              (33)             (91)
            Purchases of computer software and intangibles                  5              (57)
                                                                     --------------------------


Net cash (used in) investing activities                                   (28)            (148)

Cash flow from financing activities:
            (Repayment) / increase of long-term debt                      181               (7)
            Rights Offering, net                                        3,954               --
                                                                     --------------------------
Net cash provided by financing activities                               4,135               (7)

Net (decrease) increase in cash and cash equivalents                    4,242           (1,180)
Cash and cash equivalents at beginning of period                        3,186            7,050
Cash and cash equivalents at end of period                           $  7,428         $  5,870

Supplemental disclosure of cash flow information:
            Cash paid for interest                                   $     --         $     --
            Cash paid for taxes                                      $     --         $     --


      See accompanying notes to unaudited consolidated financial statements

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared by Bionx Implants, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 2000 and March 31, 2001 and the Company's consolidated results of operations and cash flows for the three months ended March 31, 2000 and 2001, have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the SEC. The consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000 and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC. The results of operations and the cash flows for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.


2. INVENTORY

Inventory consists of the following components as of December 31, 2000 and March 31, 2001 (in thousands):

                                              December 31, 2000  March 31, 2001
Raw materials                                     $    745         $    813
Finished goods - Implants                            2,698            2,616
Instruments                                          3,855            3,410
Instruments on consignment                           2,495            2,583
                                                  --------         --------
                                                     9,793            9,422
 Less:
  Inventory reserve for obsolete and excess
       Instruments and implants                     (3,320)          (3,201)
  Accumulated amortization
   - consigned instruments                          (1,794)          (1,952)
                                                  --------         --------
                                                  $  4,679         $  4,269
                                                  ========         ========

The Company amortizes over a three-year period the cost of instrumentation inventory consigned to dealers and distributors.

3. NET LOSS PER SHARE

Basic losses per share are computed using the weighted average number of shares of common stock outstanding during the period. Diluted losses per share are computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options and warrants using the treasury stock method. These options and warrants have been excluded from the dilutive losses per share calculation as their effect would be antidilutive at March 31, 2000 and 2001. Shares used for both basic loss per share and diluted loss per share were 9,666 and 10,819 respectively for quarters ending March 31, 2000 and March 31, 2001.

The following table sets forth the calculation of the total number of shares used in the computation of net loss per common share for the three months ended March 31, 2000 and 2001 (in thousands):


                                                          2000          2001
                                                         ------        ------
Shares used in computing basic                            9,666        10,819
Loss per share

Incremental shares from assumed                              --            --
Exercise of dilutive options and
Warrants
                                                         ------        ------

Shares used in computing diluted                          9,666        10,819
Loss per share

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Statements regarding future performance in this Quarterly Report on Form 10-Q constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995 ("Forward looking Statements"). The Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors, including those set forth in Exhibit
99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The Company was founded in 1984 to develop certain resorbable polymers for orthopedic uses. The Company has incurred substantial operating losses since its inception and, as of March 31, 2001, had an accumulated deficit of approximately $21.9 million. Such losses have resulted to a large extent from expenses associated with the write off and reserve of impaired inventory, the development and patenting of the Company's Self-Reinforcing technologies and resorbable implant designs, pre-clinical and clinical studies, preparation of submissions to the FDA and foreign regulatory agencies, the development of sales, marketing and distribution channels, the write-off of acquired in-process research and development and the development of the Company's manufacturing capabilities. The Company has recorded losses in recent periods, including a loss of approximately $4.6 million in 2000 and $ 0.6 million for the quarter ended March 31, 2001. Although the Company's revenues grew significantly in the late nineties, sales of the Meniscus Arrow have stabilized and the Company reported a revenue decrease of $2.8 million in 2000. The Company has been focusing on expanding its market share within the procedural specific Sports Medicine segment and has introduced several new products which have started to neutralize the sales decreases of the Meniscus Arrow. No assurance can be given that revenues will grow in the future or that revenues will exceed expenses. There can be no assurance that the Company will be able to successfully commercialize its products or that the Company will be profitable again.

During 2000, the Company implemented initiatives to refocus its business and reallocate critical resources. Management has implemented operation improvement plans and continues to focus on these initiatives during 2001. These plans have included the addition of critical resources in areas that will have the greatest impact on sales growth and profit improvement; consolidation of the sales organization designed to improve sales efficiencies, increase market coverage, and reduce the Company's cost of sales; reduction in sales administration to reduce the Company's overall selling costs; a refocus of R&D investments on new product introductions that will provide complementary product offerings for orthopedic and craniofacial products; consolidation of global inventories to reduce the Company's overall investment in inventories and improve customer service levels; reduction in inventory levels to improve inventory turn rates thereby reducing the Company's cash requirements to support inventory investments; increases in sales and marketing efforts designed to expand sales contributions from markets outside of the US; and the implementation of surgeon educational programs designed to increase surgeon awareness and use of the Company's products. During the first quarter of 2001, the Company began to realize benefits from the aforementioned initiatives, reducing cost of goods sold to $1.5 million, from $1.7 million during the first quarter of 2000, a 10% decrease on relatively flat product sales for the quarter.

No assurances can be given that the Company's initiatives will result in profitable operations in the future.

A substantial portion of the Company's revenues and revenue growth in the second half of 1996 and during 1997 and 1998 resulted from sales of the Meniscus Arrow, which received FDA clearance in March 1996. To date, all products sold by the Company have been launched first in international markets. During 1997, 1998, 1999, 2000, and the first quarter of 2001, international product sales represented approximately 15%, 20%, 18%, 17% and 19%, respectively, of the Company's total product sales.

The Company typically sells, consigns or provides free of charge to hospitals stainless steel surgical instruments for use with each of its Self-Reinforced, resorbable products. The sale of these instruments results in margins which are typically lower than the margins applicable to the Company's implant products. For financial statement purposes, revenues from the sale of instrumentation systems are included within product sales and costs associated with such systems are included within cost of goods sold. However, due to increased competitive activity in the hospital setting during the fourth quarter 1999, the Company began expensing instruments as they are placed in hospitals for use by the surgeon. In the case of consigned product to distributors and dealers, the Company amortizes the cost of the instrumentation over a three year period as cost of goods sold. Gross instruments on consignment totaled $2.6 million at March 31, 2001. Sales and loans of such systems are likely to be most pronounced in periods shortly after product launches and likely to be less prevalent as penetration of the market increases over the long term.

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

Bionx continues to evaluate the formation of strategic partnerships for orthopedic trauma and craniofacial products. The Company believes, with the appropriate strategic partner who has a focused marketing and sales effort, coupled with key surgeon champions and a unique product portfolio, that resorbable fixation products can effectively penetrate this market. Bionx currently participates in this market and has established a leadership position for resorbable pins and screws. The Company believes that it can leverage its current position and expand its market presence by introducing new and innovative products directed towards both of these surgical specialties. Outside of the orthopedic market, the Company has intellectual property and techniques for which it may seek to establish licensing or distribution agreements with strategic partners to develop certain products and to market and distribute products that the Company elects not to distribute through its managed networks of independent sales agents, distributors and dealers. No assurance can be given that the Company will be able to enter into license arrangements on satisfactory terms.

During 2000 the Company began invoicing European customers in Euro's. The Company invoices more than 85% of its consolidated revenues in US Dollars. Approximately 75% of the expenses incurred by the Company are denominated in US Dollars. The Company may seek to manage its foreign currency risk through the purchase of foreign currency options and forward contracts in the future. No assurances can be given that such hedging techniques will protect the Company from exposure resulting from relative changes in the economic strength of the foreign currencies applicable to the Company. Foreign exchange transaction gains and losses can vary significantly from period to period.

While the Company's operating losses have resulted in net operating loss carryforwards of approximately $ 9.4 million for Federal, foreign and state income tax reporting purposes as of December 31, 2000, and $10.14 million as of March 31, 2001, the extent to which such carryforwards are available to offset future U.S. and Finnish taxable income may be limited as a result of various ownership changes that have occurred in recent years. Additionally, because tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these carry forwards for income tax purposes. Furthermore, income earned by a foreign subsidiary may not be offset against operating losses of U.S. entities. The statutory tax rates applicable to the Company and its foreign subsidiaries vary substantially. Tax rates have fluctuated in the past and may do so in the future.

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


RESULTS OF OPERATIONS

Product sales

The Company's product sales were relatively flat for first quarter comparisons, year over year, decreasing less than 1% from $5.0 million during the quarter ended March 31, 2000 to $4.9 million during the quarter ended March 31, 2001. Maintaining our focus on growing market share and diversifying our product line resulted in a sales increase of $0.5 million over the fourth quarter 2000, a 12% increase.

Global Sports Medicine

Consolidated sales of Sport Medicine products during the first quarter of 2001 were $3.40 million, up from $3.35 million in the first quarter of 2000, a 1% increase. The Company believes that the increase in sales of Sport Medicine products reflects the Company's initiatives to introduce new products to the market and its focus on working closely with surgeons to service the marketplace. The per procedure usage of the Meniscus Arrow has been stable over the last three quarters and Arrow sales are approximately 50% of total Company sales for the quarter ended March 31, 2001. The effect of competition has reflected lower unit usage of Company products in particular medical procedures but the Company maintains its leadership position in the procedure specific Sports Medicine sector and is proceeding with its 2001 goals of leveraging that position.

In order to develop new products, and to satisfy the needs of surgeons, Bionx is committed to developing strong surgeon relationships and supporting medical education. In this regard, the Company recently continued its commitment to medical organizations in the country by becoming a Founding Donor to AANA (Arthroscopy Association of North America), which is one of the largest and most respected Sports Medicine associations in North America. Bionx was recognized in Seattle during the AANA's annual meeting alongside other major industry product innovators.

Global Orthopedic Trauma

Consolidated sales of Orthopedic Trauma products during the first quarter of 2001 were $1.0 million, down from the $1.1 million in the first quarter of 2000, a 9% decrease. This decrease is primarily attributable to temporary dislocations and inefficiencies as the Company reorganized its distribution network. At March 31, 2001 these efforts are largely complete and additionally the Company has increased its field sales management presence. For the first quarter of 2001, Orthopedic Trauma sales were up 11% compared to the fourth quarter 2000.

Global Craniofacial

Consolidated sales of Craniofacial products during the first quarter of 2001 were $273 thousand, down from $354 thousand in the first quarter of 2000, a 23% decrease that is largely due to reduced market coverage.

International Sales

for the Company are sub-grouped into EMEA (Europe/Middle East/Africa), Asia, and Canada/Latin America. For the quarter ending March 31, 2001, international sales comprise 19% of total product sales at $922 thousand, a 2% increase from the quarter ending March 31, 2000. The Company plans on aggressively pursuing new business globally in line with our business plan.

Other Sales

Grant and License revenues. Grant and license revenues totaled $50 thousand for the three months ended March 31, 2001, compared with revenue of $105 thousand recorded during the three-month period ended March 31, 2000. This revenue is generated primarily from grants obtained from a Finnish government research organization which funds certain research and development projects.


Results of Operations

Gross Profit

The Company's gross profit increased from $3.3 million, 66% of sales, during the first quarter of 2000 to $3.4 million, 69% of sales, during the first quarter of 2001, primarily due to lower product costs.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses increased by 5% to $3.1 million in the first quarter of 2001 from $2.9 million in the first quarter of 2000. Such expenses were 59% and 63% of product sales for the first quarter of 2000 and 2001, respectively.

Research and development

Research and development expenses totaled $876 thousand or 18% of sales for the first quarter of 2001, up from $607 thousand or 12% of sales for the same period of 2000. The increase in research and development expenses are a result of the Company's commitment to providing cutting-edge products for an increasingly competitive environment. The Company has continued its expansion of partnering with key surgeon champions in the Sports Medicine, Orthopedic Trauma, and Craniofacial fields. The Company's strategy of providing procedure specific surgical solutions depends on its ongoing product development in order to bring innovative new products to the market and its spending reflects spending on new products within its established market and on new products and technologies that are for therapeutic applications outside of established markets.

Patent and legal / litigation expense

Patent and legal / litigation expense decreased 68% from $200 thousand in the first quarter of 2000 to $64 thousand in the first quarter of 2001 because the current status of the proceedings and negotiations does not require the legal assistance that was previously required when these matters were being more actively pursued.

Other income and expense.
In the first quarter of 2001, the Company generated interest income of approximately $24 thousand.

Income taxes.
The Company recorded no tax provision for the first quarters of 2000 and 2001, due to operating losses for both periods.

Net loss.
The Company reported a net loss of ($568) thousand or ($.05) per share (basic and diluted) versus a net loss of ($376) thousand or ($. 04) per share (basic and diluted) for the first quarter of 2000.


Liquidity and Capital Resources

The Company has relied primarily upon external (private and public) sources of equity to fund operations and development.

At March 31, 2001, cash and cash equivalents totaled $5.9 million decreasing $1.1 million from $7.0 million in December 31, 2000. The decreases from December 31, 2000 are primarily due to decreases in accounts payable and are seen as in line with management expectations, as the Company continues to be cash flow neutral, allowing product sales to fund the Company's growth.

At March 31, 2001, the Company had net working capital totaling $11.3 million, or a 4.5 ratio of current assets to current liabilities.

The Company's liquidity strengthened substantially during the first quarter of 2001, reflecting management initiatives discussed under the heading overview above; the refocus of research and development investments on new products introductions, the consolidation of total inventories, proceeds from the rights offering and general management expense allocations to areas that improve underlying business processes.

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

On March 3, 2000, the Company completed shareholder rights offering, pursuant to which it raised, net of expenses, $3.9 million and issued 1,586,857 shares of Common Stock. The Company distributed 0.173 of a subscription right for each share of Common Stock outstanding on the January 10, 2000 record date for a total of 1,586,857 shares offered in the rights offering. The subscription price of $2.55 per share was established by the Board of Directors based on a 15% discount from the market price on January 14, 2000, at the time the offering was priced.

To the extent that funds generated from the Company's operations, together with its existing capital resources, and the net interest earned thereon, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The terms of any further equity financing may be dilutive to stockholders and the terms of any debt financing may contain restrictive covenants, which limit the Company's ability to pursue certain courses of action. The Company does not have any committed sources of additional financing beyond that described above, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. Principal stockholders of the Company who previously provided funding to the Company and provided guarantees to sources of credit have indicated that they do not intend to continue furnishing such assistance. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations could be materially and adversely affected. The sufficiency of the Company's capital reserves with respect to operations beyond March 31, 2001 will depend primarily upon the Company's operating results and the extent to which such results are capable of funding anticipated growth.

The Company believes that existing capital resources together with cash flow from operations (if, and to the extent, generated), will be sufficient to fund its operations during 2001. This statement constitutes a Forward-Looking Statement. Actual results could differ materially from the Company's expectations regarding its capital requirements and its sources of capital. The Company's future capital requirements and the adequacy of available capital resources will depend on numerous factors, including the Company's ability to reverse recent trends and successfully perform management initiatives initiated in 1999, market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, acquisition opportunities, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of the Company's efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of the Company's products. The Company's operations did not produce positive cash flows during 1994, 1995, 1996, 1998 or 1999. To the extent that funds generated from the Company's operations, together with its existing capital resources (including its credit facility), and the net interest earned thereon, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. No assurances can be given that such funds will be made available to the company on acceptable terms or otherwise.

The Company continues to strive for profitability by introducing new products, championing new and critical surgeon relationships, and containing expenses to its plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No change since filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II. OTHER INFORMATION

         (a) The Registrant did not file any Current Reports on Form 8-K during the quarter ended March 31, 2001.


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


Dated:  May 11, 2001