Form 10-Q
period 2001-06-30
BIONX IMPLANTS INC
filed 2001-08-15
CIK 1030418

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

Yes X              No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At June 30, 2001, there were 10,819,464 shares of Common Stock, par value $.0019 per share, outstanding.









BIONX IMPLANTS, INC. AND SUBSIDIARIES



INDEX




									Page



Part I.  Financial Information


Item 1.   Consolidated Financial Statements

	Consolidated Balance Sheets at December 31, 2000	 	3
	and June 30, 2001 (Unaudited)

	Consolidated Statements of Operations for the Three
	and Six Months Ended June 30, 2000 and 2001 (Unaudited)
	4

	Consolidated Statements of Cash Flows for the Six
	Months 	Ended June 30, 2000 and 2001 (Unaudited)
	5

	Notes to Consolidated Financial Statements (Unaudited)	7


Item 2.	Management's Discussion and Analysis of Financial	9
		Condition and Results of Operations



Item 3.	Quantitative and Qualitative Disclosures about
            Market Risk								18

Part II.  Other Information

Signatures										18













BIONX IMPLANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

						December 31		June 30
						2000			2001
									Unaudited
ASSETS
Current assets:

Cash and cash equivalents               	$7,050	$5,233
Trade accounts receivable, net of allowance
of $247 and $243, as of December 31, 2000,
and June 30, 2001, respectively		 2,526	 2,585
Inventory, net                             4,679	 3,800
Grants receivable	 				   110	   103
Related party receivables                    402         486
Other receivables                             77          56
Prepaid expenses and other current assets	   392         478
Deferred tax assets                          798         798

Total current assets			      16,034      13,539



Plant and equipment, net                   2,230      2,155
Goodwill and intangibles, net              3,915      3,876
Total assets                              22,179     19,570


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

	Trade accounts payable                  2,673      1,922

	Long - term debt, current portion           7       7

	Accrued and other current liabilities   1,638     1,441

Total current liabilities                     4,318     3,370

Long-term debt	                              186     213

Subordinated debt                               145     145

Total liabilities                             4,649     3,728

Stockholder's equity:

Common stock                                     21     21

Additional paid-in-capital                   39,872     39,872

Accumulated deficit                         (21,338)    (23,026)
Accumulated other comprehensive income       (1,025)    (1,025)


Total stockholders' equity                   17,530     15,842

Total liabilities and stockholders' equity   $22,179    $19,570



BIONX IMPLANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

					Three Months Ended  Six Months Ended
					      June 30		 June 30
					2000        2001    2000        2001



Revenues:
Product sales                 $4,397      $4,763   $9,368 $9,694
License and grant revenues        69          79      174    129
     Total revenues            4,466       4,842    9,542  9,823

Cost of goods sold             1,690       1,889    3,411  3,437
Gross profit                   2,776       2,953    6,131  6,386

Selling, general and
Administrative		       2,887       3,250    5,817  6,336
Research and development         748         855    1,355  1,730
Patent & litigation expense       28          21      228     85
Severance Charges                -           -        -        -

Total operating expenses       3,663       4,126    7,400  8,151

Operating loss                 (887)     (1,173)  (1,269) (1,765)

Other income
     Interest and other income 103         53       109    77
     Foreign exchange gain (loss)-          -        -     -
Total other income             103         53       109    77


Loss before provision for
income taxes                   (784)      (1,120)  (1,160)(1,688)

Provision for income taxes       -           -         -     -

Net loss                      $(784)      $(1,120) $(1,160)$(1,688)



Loss per share:
     Basic                    $(0.07)     $(0.10)   $(0.11)$(0.16)
     Diluted                   (0.07)      (0.10)    (0.11)(0.16)


Shares used in computing loss per share:
     Basic                    10,780      10,819    10,223 10,819
     Diluted                  10,780      10,819    10,223 10,819


See accompanying notes to the unaudited consolidated financial statements.

















              BIONX IMPLANTS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOW
                        (In thousands)
                         (Unaudited)

								Six Months Ended
                                                    June 30
								2000		2001
Cash flow from operating activities:

Net (loss)					            $(1,160)   $(1,688)
Adjustments to reconcile net loss to
net cash (used in) operating activities:
Depreciation and amortization                         301     612
Consignment inventory amortization and write off      426     516

(Increase) decrease in inventory, net                (313)    363
(Increase) decrease in accounts receivable, net       893     (59)
(Increase) decrease in grant receivable               (16)    7
(Increase) decrease in related parties	            119     (84)
(Increase) decrease in prepaid expenses
           and other current assets                   447     (65)
Decrease in trade accounts payable                   (457)    (751)
(Decrease) in current income tax liability             -      -
Decrease in accrued and other current liabilities    (755)    (197)

							           645         342

Net cash (used) in operating activities             (515)     (1,346)

Cash flow from investing activities:

(Purchases) Proceeds of plant and equipment           47      (342)
(Purchases) of computer software and intangibles      -       (156)

Net cash provided by (used in) investing activities   47      (498)

Cash flow from financing activities:

(Repayment) / increase of long-term debt             165      27
Rights Offering, net				         3,954      -
Proceeds from exercise of employee stock options      89      -
Proceeds from treasury stock to employee benefit plan -       -
Purchase of treasury shares                           -       -

Net cash provided by financing activities          4,208      27

Net (decrease) increase in cash and cash equivalents 3,740    (1,817)
Cash and cash equivalents at beginning of period     3,186    7,050
Cash and cash equivalents at end of period          $6,926    $5,233

Supplemental disclosure of cash flow information:

Cash paid for interest                                $ 8     $ -
Cash paid for taxes                                   $ -     $ -

See accompanying notes to unaudited consolidated financial statements








BIONX IMPLANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.	Basis of Presentation

The accompanying financial statements have been prepared by Bionx Implants, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2001, and the Company's consolidated results of operations and cash flows for the three and six months ended June 30, 2000 and 2001, have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the SEC. The consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000 and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC. The results of operations and the cash flows for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.



2.	Inventory

Inventory consists of the following components as of December
31, 2000
and June 30, 2001 (in thousands):

						December 31, 2000   June 30, 2001
Raw materials					$  745         $  677
Finished goods - Implants                  2,698          2,411
Finished goods - Instruments               3,855          3,512
Instruments on consignment                 2,495          2,310
                                           9,793          8,910

  Less:
   Inventory reserve for obsolete and excess
      Instruments and implants               (3,320)     (2,800)
             Accumulated amortization
              - consigned instruments        (1,794)     (2,310)

							   $4,679      3,800




The Company has been amortizing the cost of instruments provided to distributors and dealers over their economic life. The Company periodically reviews instruments at dealers and distributors to determine the future utility of the instruments. During the second quarter of 2001, the Company has written off instruments on consignmentat distributors, resulting in a charge of approximately $.2 million.



3.	Net Loss Per Share

Basic loss per share is computed using the weighted average number of sharesof common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options and warrants using the treasury stock method. These optionsand warrants have been excluded from the dilutive losses per share calculation as their effect would be antidilutive at June 30, 2000 and 2001. Shares used for both the basic loss per share and diluted loss per share were 10,780 and 10,819 respectively for quarters ended June 30, 2000 and June 30, 2001.

The following tables set forth the calculation of the total number of shares used in the computation of net loss per common share for the three and six months ended June 30, 2000 and 2001 (in thousands):

						Three Months Ended June 30

						2000			2001
Shares used in computing diluted
loss per share
						10,780	              10,819


		                    	Six Months Ended June 30
			         		2000	               2001

Shares used in computing diluted 	10,223	              10,819
loss per share












Item 2.	Management's Discussion and Analysis of Financial
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

The Company was founded in 1984 to develop certain resorbable polymers For orthopedic uses. The Company has incurred substantial operating losses since its inception and, as of June 30, 2001 had an accumulated deficit of approximately $23.0 million. Such losses have resulted to a large extent from expenses associated with the development and patenting of the Company's Self-Reinforcing technologies and resorbable implant designs, pre-clinical and clinical studies, the write off and reserve of impaired inventory, preparation of submissions to the FDA and foreign regulatory agencies, the development of sales, marketing and distribution channels, the write-off of acquired in-process research and development and the development of the Company's manufacturing capabilities. The Company has recorded losses in recent periods, including a loss of approximately $4.6 million in 2000 and $ 1.7 million for the six months ended June 30, 2001. Although the Company's revenues grew significantly in the late nineties, sales of the Meniscus Arrow have stabilized and the Company reported a revenue decrease of $2.8 million in 2000. The
Company has been focusing on expanding its market share within the procedure specific Sports Medicine segment and has introduced several new products which have started to neutralize the sales decreases of the Meniscus Arrow. No assurance can be given that revenues will grow in the future or that revenues will exceed expenses. There can be no assurance that the Company will be able to successfully commercialize its products or that the Company will be profitable again.

During 2001, the Company continued to implement its initiatives, begun in 2000, to refocus its business and reallocate critical resources. Management has implemented operation improvement plans and during 2001 is continuing to focus on and evaluate monthly the effects of these initiatives. These plans have included the addition of critical resources in areas that will have the greatest impact on sales growth and profit improvement; consolidation of the sales organization designed to improve sales efficiencies, increase market coverage, and reduce the Company's cost of sales; reduction in sales administration to reduce the Company's verall selling costs; a refocus of R&D investments on new product introductions that will provide complementary product offerings; consolidation of global inventories to reduce the Company's overall investment in inventories and improve customer service levels; reduction in inventory levels to improve inventory turn rates thereby reducing the Company's cash requirements to support inventory investments; increases in sales and marketing efforts designed to expand sales contributions from markets outside of the US; and the implementation of surgeon educational programs designed to increase surgeon awareness and use of the Company's products. No assurances can be given that the Company's initiatives will result in profitable operations in the future.

A substantial portion of the Company's revenues and revenue growth in the second half of 1996 and during 1997 and 1998 resulted from sales of the Meniscus Arrow, which received FDA clearance in March 1996. During 1997, 1998, 1999, 2000, and the first six months of 2001, international product sales represented approximately 15%, 20%, 18%, 17% and 20%, respectively, of the Company's total product sales.

The Company typically sold, consigned or provided free of charge to hospitals stainless steel surgical instruments for use with each of its Self-Reinforced, resorbable products. The sale of these instruments resulted in margins which were typically lower than the margins applicable to the Company's implant products. For financial statement purposes, revenues from the sale of instrumentation systems were included within product sales and costs associated with such systems are included within cost of goods sold. However, due to increased competitive activity in the hospital setting, during the fourth quarter of 1999, the Company began expensing instruments as they were placed in hospitals for use by the surgeon. In the case of consigned product to distributors and dealers, the Company has been amortizing the cost of instruments provided to dealers and distributors over their economic life. The Company periodically reviews instruments at dealers and distributors to determine the future utility of the instruments. During the second quarter of 2001, the Company wrote off instruments at dealers and distributors totaling $.2 million.

The Company sells its products through managed networks of sales agents, distributors and dealers. In the U.S., the Company handles all invoicingfunctions directly and pays commissions to its sales agents or representatives. Outside the U.S., the Company sells its products directly to distributors and dealers at discounts that vary by product and by market. Accordingly, the Company's U.S. sales result in higher gross margins than international sales.

Bionx continues to evaluate the formation of strategic partnerships for craniofacial products. The Company believes that with the appropriate strategic partner who has a focused marketing and sales effort, coupled with key surgeon champions and a unique product portfolio, resorbable fixation products can effectively penetrate this market. Bionx currently participates in this market and has established a leadership position for resorbable pins and screws. The Company believes that it can leverage its current position and expand its market presence by introducing new and innovative products directed towards these surgical specialties. Outside of the orthopedic market, the Company has intellectual property and techniques for which it may seek to establish licensing or distribution agreements with strategic partners to fund and develop certain products and to market and distribute products that the Company elects not to distribute through its managed networks of independent sales agents, distributors and dealers. No assurance can be given that the Company will be able to enter into license arrangements on satisfactory terms.

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

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The Company is required to adopt FAS 142 effective January 1, 2001. As of June 30, 2001, the Company had net goodwill of $3.0 million. At this time, the Company does not foresee any possible impairment of its goodwill in accordance to FASB 142, but understands that market conditions and other uncertainties may change the Company's exposure in 2002.

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

In order to develop new products, and to satisfy the needs of surgeons, Bionx is committed to developing strong surgeon relationships and supporting medical education. In this regard, the Company recently continued its commitment to medical organizations in the country by becoming a Founding Donor to AANA (Arthroscopy Association of North America), which is one of the largest and most respected Sports Medicine associations in North America. Bionx was recognized in Seattle during the AANA's annual meeting alongside other major industry product innovators. Also, during the second quarter of 2001, Bionx has joined
ACFAS (American College of Foot and Ankle Surgeons). Continuing to leverage Bionx' advanced technology in resorbable polymer's, the Company has received 510K notification from the FDA for expanded indications of its SmartPin and SmartScrew products.


Results of Operations

Product sales
The Company's product sales increased by 8.3% from $4.4 million during the quarter ended June 30, 2000 to $4.8 million during the quarter ended June 30, 2001 and by 3.5% from $9.4 million during the six months ended June 30, 2000 to $9.7 million during the six months ended June 30, 2001. Maintaining our focus on growing market share and diversifying our product line resulted in sales increases of $0.4 million in the second quarter of 2001 over the second quarter of 2000, and $0.5 million over the 4th quarter of 2000, and a decrease of $0.1 million from the first quarter of 2001.

Global Sports Medicine
Consolidated sales of Sport Medicine products, including instruments increased 9.1% from $3.0 million during the three months ended June 30, 2000 to $3.3 million during the three months ended June 30, 2001, and by 5.1% from $6.3 million during the six months ended June 30, 2000, to $6.7 million during the six months ended June 30, 2001. Non - Arrow sales accounted for 33% of the second quarter 2001 Sports Medicine sales, with sales growth of 165% over the same period in 2000. We will continue to expand our product lines offering the surgeon improved clinical solutions in all segments our business.

Global  Orthopedic Trauma
Consolidated sales of Orthopedic Trauma products, including instruments remained stable at $0.9 million during the three months ended June 30, 2000 and June 30, 2001. and decreased
4.3% from $2.1 million for the six months ended June 30, 2000 to $2.0 million for the six months ended June 30, 2001.

Global Craniofacial
Consolidated sales of Craniofacial products increased 74.8% from $.26 million during the three months ended June 30, 2000 to $.46, during the three months ended June 30, 2001 and increased 19% from $.6 million for the six months ended June 30, 2000 to $.7 million for the six months ended June 30, 2001. This is largely due to strong sales in the international markets utilizing new focused distributor partners.

International Sales
International sales for the quarter ended June 30, 2001, comprise 22% of total product sales at $1.0 million, a 25% sales dollar increase from the quarter ended June 30, 2000. For the six months ended June 30, 2001, international sales comprise 20% of total product sales at $2.0 million. The Company is beginning to capitalize on its aggressive marketing plans first implemented during the first six months of 2001, and achieve results with new country specific distributors.



Other Sales
Other sales include grants, licenses, and other product revenues. Grant and license revenues totaled $78 thousand for the quarter ended June 30, 2001, compared with $69 thousand for the quarter ended June 30, 2000, and totaled $129 thousand for the six months ended June 30, 2001, compared with revenue of $174 thousand recorded during the six-month period ended June 30, 2000. This revenue is generated primarily from grants obtained from a Finnish government research organization which funds certain research and development projects. Other product revenues totaled $52 thousand for the quarter ended June 30, 2001, compared with $128 thousand for the quarter ended June 30, 2000, and totaled $272 thousand for the six months ended June 30, 2001, compared with revenue of $260 thousand recorded during the six-month period ended June 30, 2000.


Gross Profit
The Company's gross profit increased 6% from $2.8 million to $3.0 million for the three months ended June 30, 2000, and June 30, 2001, respectively, and increased 4% from $6.1 million to $6.4 million for the six months ended June 30, 2000, and June
30, 2001, respectively.   Gross profit was 65% of sales for the
six months ended June 30, 2001, increasing from 64% for the six months ended June 30, 2000, largely due to sales increases during the period.

Selling, General, and Administrative Expenses
Selling, general and administrative expenses increased by 13% from $2.9 million in the second quarter of 2000 to $3.3 million in the second quarter 2001, and increased by 9% from $5.8 million to $6.3 million for the six months ended June 30, 2000, and June 30, 2001, respectively. Such expenses were 65% and 67% of product revenues for the second quarter of 2000 and 2001, respectively. The increases stem primarily from the Company's continued focus and investment in its distributor channels and fulfillment process improvement teams.

Research and Development
Research and development expenses totaled $0.9 million or 18% of sales for the second quarter of 2001, up from $.7 million or 17% of sales for the same period of 2000, and increased 28% from $1.3 million to $1.7 million for the six months ended June 30, 2000, and June 30, 2001, respectively. The increase in research and development expenses are a result of the Company's commitment to providing cutting-edge products for an
increasingly competitive environment.   The Company has
continued its expansion of partnering with key surgeon champions in the Sports Medicine, Orthopedic Trauma, Craniofacial, and Stenting fields. The
Company's strategy of providing procedure specific surgical solutions depends on its ongoing product development in order to bring innovative new products to the market and its spending reflects spending on new products within its established market and on new products and technologies that are for therapeutic applications outside of established markets.


Patent and Litigation Expense
Patent and litigation expense decreased 25% from $28 thousand to $21 thousand during the second quarter of 2000 and 2001, respectively, and has decreased 62% from $228 thousand to $85 thousand during the six months ended June 30, 2000, and June 30, 2001, respectively. This is largely due to the current status of the proceedings and that negotiations are not requiring the legal assistance that was previously required when these matters were being more actively pursued.

Other income and expense
In the second quarter of 2001, the Company generated interest and other income of approximately $53 thousand, and $77 thousand for the six months ended June 30, 2001.

Income Taxes
The Company recorded no tax provision for the first six months of 2000 and 2001, due to operating losses for both periods.

Net Loss
The Company reported a net loss of $1.1 million or ($.10) per share (basic and diluted) for the quarter ended June 30, 2001 versus a net loss of $.78 million or ($.07) per share (basic and diluted) for the second quarter of 2000, and a net loss of $1.7 million or ($.16) per share (basic and diluted) for the six months ended June 30, 2001, versus a net loss of $1.1 million or ($.11) per share (basic and diluted) for the six month period ended June 30, 2000.


Liquidity and Capital Resources

The Company has relied primarily upon external (private and public) sources of equity to fund operations and development.
At June 30, 2001, cash and cash equivalents totaled $5.2 million decreasing $1.8 million from $7.0 million in December 31, 2000. The decreases from December 31, 2001 are primarily due to decreases in accounts payable and slight increases in capital spending. At June 30, 2001, the Company had net working capital totaling $10.2 million, or a 4:1 ratio of current assets to current liabilities. The Company's liquidity is dependent primarily upon its ability to improve operating results and thereby generate adequate cash flow from operations. Management has taken several steps designed to improve future financial results and reduce the amount of cash used by operations, including (i) developing a management restructuring plan to add critical resources to areas having the greatest impact in sales growth,
(ii) consolidating sales efforts to improve sales efficiencies, increase market coverage and reduce selling costs, (iii) refocusing research and development investments on new product introductions, (iv) consolidating and reducing inventory levels,
(v) increasing sales and marketing efforts outside the U.S., and
(vi) where possible, reducing other operating expenses. However, there can be no assurance that these steps will be successful. The Company's operations may not provide sufficient internally generated cash flows to meet the Company's projected requirements. The Company's ability to continue to finance its operations will depend on its ability to achieve profitability by improving sales and margins, its ability to reduce cash outflows and, if necessary, its ability to obtain other sources of funding sufficient to support the Company's operations. No assurances can be given that such funding will be available on satisfactory terms or at all.

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

To the extent that funds generated from the Company's operations, together with its existing capital resources, and the net interest earned thereon, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources.
The terms of any further equity financing may be dilutive to stockholders and the terms of any debt financing may contain restrictive covenants, which limit the Company's ability to pursue certain courses of action. The Company does not have any committed sources of financing beyond that described above, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. Principal stockholders of the Company who previously provided funding to the Company and provided guarantees to sources of credit have indicated that they do not intend to continue furnishing such assistance. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations could be materially and adversely affected. The sufficiency of the Company's capital reserves with respect to operations beyond June 30, 2001 will depend primarily upon the Company's operating results and the extent to which such results are capable of funding anticipated growth.

The Company believes that existing capital resources together with cash flow from operations (if, and to the extent, generated), will be sufficient to fund its operations during 2001. This statement constitutes a Forward-Looking Statement. Actual results could differ materially from the Company's expectations regarding its capital requirements and its sources of capital.
The Company's future capital requirements and the adequacy of available capital resources will depend on numerous factors, including the Company's ability to reverse recent trends and successfully perform management initiatives, market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, acquisition opportunities, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of the Company's efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of the Company's products. The Company's operations did not produce positive cash flows during 1994, 1995, 1996, 1998, 1999 or 2000. To the extent that funds generated from the Company's operations, together with its existing capital resources, and the net interest earned thereon, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. No assurances can be given that such funds will be made available to the Company on cceptable terms or at all.





























































Item 3.  Quantitative and Qualitative Disclosures about Market
Risk

The company's Finland unit completed a currency conversion from the Finnish Markka to the Euro, effective May 1, 2001. The Company may seek to manage its foreign currency risk through the purchase of foreign currency options and orward contracts in the future. No assurances can be given that such hedging techniques will protect the Company from exposure resulting from relative changes in the economic strength of the foreign currencies applicable to the Company. Foreign exchange transaction gains and losses can vary significantly from period to period.

No other change since filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Part II. Other Information

(a) The Registrant did not file any Current Reports on Form 8-K during the quarter ended June 30, 2001.

















SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIONX IMPLANTS, INC.

	By:	/s/ Gerard Carlozzi

	Gerard Carlozzi, President
	and Chief Executive Officer

	By:	/s/ Andrew Karazin

	Andrew  Karazin, Chief Financial Officer





Dated:  August 14, 2001