Form 10-Q
period 2001-09-30
BIONX IMPLANTS INC
filed 2001-11-14
CIK 1030418

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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

At September 30, 2001 there were 10,864,906 shares of Common Stock, par value $.0019 per share, outstanding.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES



                                      INDEX



                                                                                           Page
Part I.  Financial Information

Item 1.   Consolidated Financial Statements

         Consolidated Balance Sheets at December 31, 2000 and September 30,
                 2001 (Unaudited)                                                           3

         Consolidated Statements of Operations for the Three and Nine Months
                 Ended September 30, 2000 and 2001 (Unaudited)                              4

         Consolidated Statements of Cash Flows for the Nine Months Ended
                 September 30, 2000 and 2001 (Unaudited)                                    5

         Notes to Consolidated Financial Statements (Unaudited)                             6

Item 2.   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                      8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                       13

Part II.  Other Information

Signatures                                                                                 13

                     BIONX IMPLANTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                            December 31      September 30
                                                              2000               2001
                                                           ---------------------------------
                                                                              (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                               $  7,050           $  4,737
     Trade accounts receivable, net of
     allowance $247 as of December 31, 2000,
     and $243 as of September 30, 2001                          2,526              2,457
     Inventory, net (Note 2)                                    4,679              3,732
     Grants receivable                                            110                103
     Related party receivables                                    402                489
     Other receivables                                             77                 62
     Prepaid expenses and other current assets                    392                630
     Deferred tax assets                                          798                798
                                                             --------           --------
Total current assets                                           16,034             13,008

Plant and equipment, net                                        2,230              2,117
Goodwill and intangibles, net (Note 4)                          3,915              3,832
                                                             --------           --------
Total assets                                                   22,179             18,957
                                                             ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                      2,673              1,458
    Long - term debt, current portion                               7                 35
    Accrued and other current liabilities                       1,638              1,992
                                                             --------           --------
Total current liabilities                                       4,318              3,485

Long-term debt                                                    186                351
Subordinated debt                                                 145                145
                                                             --------           --------

Total liabilities                                               4,649              3,981

     Preferred stock, par value $0.001 per share,                  --                 --

     8,000,000 shares authorized, none
     issued and outstanding Common stock, par value
     $0.0019 per share, 31,600,000                                 21                 21
     authorized, 10,819,464 and 10,864,906
     shares issued and outstanding as of
     December 31, 2000 and September 30,
     2001
     Additional paid-in-capital                                39,872             39,986
     Accumulated deficit                                      (21,338)           (24,006)
     Accumulated other comprehensive income                    (1,025)            (1,025)
                                                             --------           --------

Total stockholders' equity                                     17,530             14,976
                                                             ========           ========

Total liabilities and stockholders' equity                   $ 22,179           $ 18,957
                                                             ========           ========

     See accompanying notes to unaudited consolidated financial statements

                     BIONX IMPLANTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                   (Unaudited)


                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           SEPTEMBER 30                    SEPTEMBER 30
                                                     2000              2001             2000             2001
                                                     ----              ----             ----             ----


Revenues:
Product sales                                     $  4,111           $  4,347           $ 13,213           $ 14,041
Grant revenues                                         143                 40                583                169
                                                  --------           --------           --------           --------
Total Revenues                                       4,254              4,387             13,796             14,210
Cost of goods sold                                   1,370              1,210              4,781              4,647
                                                  --------           --------           --------           --------

Gross profit                                         2,884              3,177              9,015              9,563

Selling, general and administrative                  2,758              3,017              8,575              9,353
Research and development                               538                793              1,893              2,524
Restructuring Costs                                     --                343                 --                343
Patent & litigation expense                            184                 17                412                102
                                                  --------           --------           --------           --------

Total operating expenses                             3,480              4,170             10,880             12,322

Operating loss                                        (596)              (993)            (1,865)            (2,759)

Other income and expense
    Interest and other income (Note 5)                  99                 29                248                 67
    Foreign exchange gain (loss)                      (370)                (9)              (410)                30
                                                  --------           --------           --------           --------
Total other income and expense                        (271)                20               (162)                97
                                                  --------           --------           --------           --------

Loss before provision for income taxes                (867)              (973)            (2,027)            (2,662)

Provision for income taxes                              --                  6                 --                  6

Net Loss (Note 3)                                 $   (867)          $   (979)          $ (2,027)          $ (2,668)
                                                  ========           ========           ========           ========


Loss per share:
    Basic                                         $  (0.08)          $  (0.09)          $  (0.19)          $  (0.25)
    Diluted                                          (0.08)             (0.09)             (0.19)             (0.25)

Shares used in computing loss per share:
    Basic                                           10,780             10,826             10,408             10,822
    Diluted                                         10,780             10,826             10,408             10,822


  See accompanying notes to unaudited consolidated financial statements

                     BIONX IMPLANTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                          September 30
                                                                                     2000              2001
                                                                                   --------------------------
Cash flow from operating activities:

Net Loss (Note 3)                                                                  $(2,027)          $(2,668)

Adjustments to reconcile net loss to net cash used
in operating activities:
            Depreciation and amortization                                              935               933
            Consignment amortization                                                 1,048               516

(Increase) decrease in inventory, net                                                 (766)              431
Decrease in accounts receivable, net                                                 1,146                69
Decrease in grant receivable                                                            68                 7
(Increase) in related parties                                                          (66)              (87)
(Increase) decrease in prepaid expenses
  and other current assets                                                             565              (223)
Decrease in trade accounts payable                                                  (1,112)           (1,215)
Increase (decrease) in accrued and other
    current liabilities                                                               (510)              354
                                                                                   -------           -------
                                                                                     1,308               785
                                                                                   -------           -------
Net cash used in operating activities                                                 (719)           (1,883)

Cash flow from investing activities:
            Purchases of plant and equipment                                           (29)             (487)
            Purchases of computer software and intangibles                            (292)             (250)
                                                                                   -------           -------

Net cash used in investing activities                                                 (321)             (737)
                                                                                   -------           -------

Cash flow from financing activities:
            Increase of long-term debt                                                 271               193
            Rights Offering, net                                                     3,954                --
            Proceeds from issuance of stock to
            employee benefit plan                                                       81               114
            Proceeds from treasury stock to
            employee benefit plan                                                       29                --
                                                                                   -------           -------

Net cash provided by financing activities                                            4,335               307
                                                                                   -------           -------

Net (decrease) increase in cash and cash equivalents                                 3,295            (2,313)
Cash and cash equivalents at beginning of period                                     3,186             7,050
                                                                                   -------           -------
Cash and cash equivalents at end of period                                         $ 6,481           $ 4,737
                                                                                   =======           =======

Supplemental disclosure of cash flow information:
            Cash paid for interest                                                 $     8           $     3
            Cash paid for taxes
                                                                                   $    --           $     7

     See accompanying notes to unaudited consolidated financial statements

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    BASIS OF PRESENTATION

The accompanying financial statements have been prepared by Bionx Implants, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 2001, and the Company's consolidated results of operations for the three and nine months ended September 30, 2000 and 2001, and cash flows for the nine months ended September 30, 2000 and 2001, have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the SEC. The consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000 and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC. The results of operations and the cash flows for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.


2.    INVENTORY

Inventory consists of the following components as of December 31, 2000 and September 30, 2001 (in thousands):

                                               December 31, 2000  September 30, 2001
                                               -------------------------------------

Raw materials                                    $   745           $   605
Finished goods - Implants                          2,698             2,466
Finished goods - Instruments                       3,855             3,461
Instruments on consignment                           701
                                                 -------           -------
                                                   7,999             6,532
       Less:
         Inventory reserve for obsolete
         and excess Instruments and
         implants                                 (3,320)           (2,800)

         Accumulated amortization
         - consigned instruments                       0                 0
                                                 -------           -------

                                                 $ 4,679           $ 3,732
                                                 =======           =======

The Company had been amortizing the cost of instruments provided to distributors and dealers over their economic life. The Company periodically reviews instruments at dealers and distributors to determine the future utility of the instruments. During the second quarter of 2001, the Company wrote off instruments on consignment at distributors, resulting in a charge of approximately $0.2 million.

3.    NET LOSS PER SHARE

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options and warrants using the treasury stock method. These options and warrants have been excluded from the dilutive losses per share calculation as their effect would be antidilutive at September 30, 2000 and 2001. Shares used for both the basic loss per share and diluted loss per share were 10,780 and 10,826 respectively for quarters ended September 30, 2000 and September 30, 2001.

The following tables set forth the calculation of the total number of shares used in the computation of net loss per common share for the three and nine months ended September 30, 2000 and 2001 (in thousands):


                                    Three Months Ended September 30
                                    -------------------------------
                                      2000           2001
                                      ----           ----
Shares used in computing diluted    10,780         10,826
loss per share                      ======         ======



                                      Nine Months Ended September 30
                                      ------------------------------
                                         2000           2001
                                         ----           ----
Shares used in computing diluted       10,408         10,822
loss per share                         ======         ======




4.    GOODWILL & INTANGIBLES

At September 30, 2001, the Company has net goodwill of $2.95 million and net intangibles (patents), of $0.85 million, which total net goodwill and intangibles of $3.8 million.

5.    INTEREST AND OTHER INCOME

In the third quarter of 2001, the Company generated interest income of $30 thousand and had interest expense of approximately $1 thousand, resulting in net other income and expense of $29 thousand, and for the nine months ended September 30, 2001, generated interest income of $70 thousand and had interest expense of approximately $3 thousand, resulting in net other income and expense of $67 thousand.

6.    RESTRUCTURING

During the third quarter ended September 30, 2001, the Company took a restructuring charge of $343 thousand. The charge related primarily to severance for sales and order entry personnel. This reduction was made to eliminate redundancies and streamline operations.

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

The Company was founded in 1984 to develop certain resorbable polymers for orthopedic uses. The Company has incurred substantial operating losses since its inception and, as of September 30, 2001 had an accumulated deficit of approximately $24.0 million. Such losses have resulted to a large extent from expenses associated with the development and patenting of the Company's Self-Reinforcing technologies and resorbable implant designs, pre-clinical and clinical studies, the write off and reserve of impaired inventory, preparation of submissions to the FDA and foreign regulatory agencies, the development of sales, marketing and distribution channels, the write-off of acquired in-process research and development and the development of the Company's manufacturing capabilities. The Company has recorded losses in recent periods, including a loss of approximately $4.6 million in 2000 and $ 2.7 million for the nine months ended September 30, 2001. Although the Company's revenues grew significantly in the late nineties, sales of the Meniscus Arrow have stabilized and the Company reported a revenue decrease of $2.8 million in 2000. The Company has been focusing on expanding its market share within the procedure specific Sports Medicine market and has introduced several new products which have started to neutralize the sales decreases of the Meniscus Arrow. No assurance can be given that revenues will grow in the future or that revenues will exceed expenses. There can be no assurance that the Company will be able to successfully commercialize its products or that the Company will be profitable again.

The Company has one business segment - bioabsorbable implants and instruments for orthopedic surgical use. Sports medicine, orthopedic trauma and craniofacial surgery are product lines sold for particular orthopedic surgical applications. Significantly, most surgeons that practice sports medicine and orthopedic trauma are orthopedic surgeons as are a significant number of the craniofacial surgeons. During 2000 and the nine months ended September 31, 2001 approximately 93% of the Company's sales were implants, 5% were associated instruments and 2% were other revenues. Instruments are needed for surgical procedures involving the Company's implants and are therefore inexorably linked to implant sales. A substantial portion of the Company's revenues result from sales of the Meniscus Arrow, which received FDA clearance in March 1996. During 1999, 2000, the nine months ended September 30, 2001, and the third quarter 2001, Meniscus Arrow sales were 62%, 59%, 45%, and 44%, respectively, of total Company product sales.

During 2001, the Company continued to implement its initiatives, begun in 2000, to refocus its business and reallocate critical resources. During the third quarter ended September 30, 2001, the Company took a restructuring charge of $343 thousand. The charge related primarily to severance for sales and order entry personnel. This reduction was made to eliminate redundancies and streamline operations. Management has implemented operation improvement plans and during 2001 is continuing to focus on and evaluate monthly the effects of these initiatives. These plans have included the addition of critical resources in areas that will have the greatest impact on sales growth and profit improvement; consolidation of the sales organization designed to improve sales efficiencies, increase market coverage, and reduce the Company's cost of sales; reduction in sales administration to reduce the Company's overall selling costs; a refocus of R&D investments on new product introductions that will provide complementary product offerings; consolidation of global inventories to reduce the Company's overall investment in inventories and improve customer service levels; reduction in inventory levels to improve inventory turn rates thereby reducing the Company's cash requirements to support inventory investments; increases in sales and marketing efforts designed to expand sales contributions from markets outside of the US; and the implementation of surgeon educational programs designed to increase surgeon awareness and use of the Company's products. No assurances can be given that the Company's initiatives will result in profitable operations in the future.

The Company typically sells, consigns, or provides free of charge to hospitals stainless steel surgical instruments for use with each of its Self-Reinforced, resorbable products. The sale of these instruments results in margins which are typically lower than the margins applicable to the Company's implant products. For financial statement purposes, revenues from the sale of instrumentation systems are included within product sales and costs associated with such systems are included within cost of goods sold. Included in these costs, prior to the fourth quarter of 1999 was the amortization of instrument inventory in hospitals. The Company had been amortizing the cost of instruments provided to distributors and dealers over their economic life. The Company periodically reviews instruments at dealers and distributors to determine the future utility of the instruments. During the second quarter of 2001, the Company wrote off instruments on consignment at distributors, resulting in a charge of approximately $0.2 million.

The Company is not obligated on any sale of product to support or train. As a part of the Company's marketing efforts, the Company's marketing staff and regional sales managers participate in conventions attended by surgeons, demonstrate the products in models of human bone and show surgeons how to use the products. These individuals may also attend a surgical procedure to answer any questions the surgeon may have. None of these efforts are obligations related to a contract or a sale but are done to enhance customer relationships at the discretion of the Company. The Company sells its products through managed networks of sales agents, distributors and dealers. In the U.S., the Company handles all invoicing functions directly and pays commissions to its sales agents or representatives. Outside the U.S., the Company sells its products directly to distributors and dealers at discounts that vary by product and by market. Accordingly, the Company's U.S. sales result in higher gross margins than international sales.

The Company is not obligated on any sale of product to support or train. As a part of the Company's marketing efforts, the Company's marketing staff and regional sales managers participate in conventions attended by surgeons, demonstrate the products in models of human bone and show surgeons how to use the products. These individuals may also attend a surgical procedure to answer any questions the surgeon may have. None of these efforts are obligations related to a contract or a sale but are done to enhance customer relationships at the discretion of the Company. The Company sells its products through managed networks of sales agents, distributors and dealers. In the U.S., the Company handles all invoicing functions directly and pays commissions to its sales agents or representatives. Outside the U.S., the Company sells its products directly to distributors and dealers at discounts that vary by product and by market. Accordingly, the Company's U.S. sales result in higher gross margins than international sales.

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

During 2000 the Company began invoicing European customers in Euro's. The majority of the Company's sales are in the United States, with most of the sales to international markets in Europe and Asia. During 1997, 1998, 1999, 2000, and the first nine months of 2001, international product sales represented approximately 15%, 20%, 18%, 18% and 21%, respectively, of the Company's total product sales. The Company has foreign operations in Finland consisting primarily of manufacturing and certain R&D and marketing functions. The Company invoices more than 85% of its consolidated revenues in US Dollars. Approximately 75% of the expenses incurred by the Company are denominated in US Dollars. The majority of other revenues and expenses are in Euro's - Euro denominated expenses exceed Euro denominated revenues. Consequently, a weakening in the Euro has a favorable impact on the Company while a strengthening has an unfavorable impact. Foreign exchange can currently reduce annual income before taxes by approximately $40 thousand if the Euro increases in value by 1% depending upon the extent of the Company's Euro denominated net expenses for the period under evaluation. The Company may seek to manage its foreign currency risk through the purchase of foreign currency options and forward contracts in the future. No assurances can be given that such hedging techniques will protect the Company from exposure resulting from relative changes in the economic strength of the Euro. Foreign exchange transaction gains and losses can vary significantly from period to period.

Periodically the Company has evaluated constructing or leasing manufacturing facilities in the United States to supplement its Finnish manufacturing capabilities. At this time the Company has decided to supplement its Finnish manufacturing by using third party contract manufacturers, primarily in the United States, to produce specific implants or instruments.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The Company is required to adopt FAS 142 effective January 1, 2002. As of September 30, 2001, the Company had net goodwill of $2.95 million. At this time, the Company does not foresee any possible impairment of its goodwill in accordance to FAS 142, but understands that market conditions and other uncertainties may change the Company's exposure in 2002.

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

In order to develop new products, and to satisfy the needs of surgeons, Bionx is committed to developing strong surgeon relationships and supporting medical education. In this regard, the Company recently continued its commitment to medical organizations in the country by becoming a Founding Donor to AANA (Arthroscopy Association of North America), which is one of the largest Sports Medicine associations in North America. Also, during the second quarter of 2001, Bionx has joined ACFAS (American College of Foot and Ankle Surgeons). The Company introduced a 1.5mm Bone Fixation kit for the Orthopedic market in the 3rd quarter of 2001. Initially available only for Sports Medicine procedures, this new product introduction highlights the Company's ability to leverage its superior technology in resorbable polymer's across varied product lines and offerings. The Company recently formed a surgeon advisory board to assist in the development of procedure-specific resorbable products, and looks forward to its first meeting during the fourth quarter of 2001. There is no assurance that these actions will result in increased sales revenues.

RESULTS OF OPERATIONS

Total Revenues

Total revenue increased by 3.1% from $4.3 million during the quarter ended September 30, 2000 to $4.4 million during the quarter ended September 30, 2001 and by 3.0% from $13.8 million during the nine months ended September 30, 2000 to $14.2 million during the nine months ended September 30, 2001. Product sales increased at a greater rate but other revenue, consisting of grant revenue, decreased by $0.1 million when comparing the third quarter of 2001 to the third quarter of 2000 and by $0.4 million when comparing the nine months ended September 31, 2001 to the nine months ended September 31, 2000.

Product sales

The Company's product sales increased by 5.7% from $4.1 million during the quarter ended September 30, 2000 to $4.3 million during the quarter ended September 30, 2001 and by 6.3% from $13.2 million during the nine months ended September 30, 2000 to $14.0 million during the nine months ended September 30, 2001. These increases resulted from our continuing focus on growing market share and diversifyication of our product line.

Global Sports Medicine

Consolidated sales of Sport Medicine products, including instruments, increased 6.7% from $2.9 million during the three months ended September 30, 2000 to $3.1 million during the three months ended September 30, 2001, and by 7.1% from $9.3 million during the nine months ended September 30, 2000, to $9.9 million during the nine months ended September 30, 2001. Non - Arrow sales accounted for 36% of the third quarter 2001 Sports Medicine sales, with sales growth of 156% over the nine months ended September 30, 2000. We will continue to expand our product lines offering the surgeon improved clinical solutions in all segments our business.

Global Orthopedic Trauma

Consolidated sales of Orthopedic Trauma products, including instruments, remained stable at $0.9 million during the three months ended September 30, 2000, and September 30, 2001, and remained stable at $3.0 million for the nine months ended September 30, 2000 and September 30, 2001. During the third quarter, the Company introduced a 1.5mm Bone Fixation kit as it continues to develop key procedure-specific products for its customers.

Global Craniofacial

Consolidated sales of Craniofacial products, including instruments, increased 28.7% from $0.3 million during the three months ended September 30, 2000 to $0.4 million, during the three months ended September 30, 2001 and increased 25.7% from $0.9 million for the nine months ended September 30, 2000 to $1.1 million for the nine months ended September 30, 2001. This is largely due to strong sales in the international markets utilizing new focused distributor partners.


Other Sales

Other sales are grant revenues totaling $40 thousand for the quarter ended September 30, 2001, compared with $143 thousand for the quarter ended September 30, 2000, and totaling $168 thousand for the nine months ended September 30, 2001, compared with revenue of $583 thousand recorded during the nine-month period ended September 30, 2000. This revenue is generated from grants obtained from a Finnish government research organization which funds certain research and development projects. These grants have declined due to increased in-house funding which enable the Company to meet short-term horizons for product introductions.


International Sales

International sales for the quarter ended September 30, 2001, comprise 20% of total product sales at $0.9 million, an 18.6% sales dollar increase from the quarter ended September 30, 2000. For the nine months ended September 30, 2001, international sales comprise 21% of total product sales at $2.9 million, a 21% sales dollar increase from the nine months ended September 30, 2000. The Company is beginning to capitalize on its aggressive marketing plans, including added resources to stimulate sales growth in future quarters, which it implemented during the first nine months of 2001, and achieve results with new country specific distributors.

Gross Profit

The Company's gross profit increased 10.2% from $2.9 million to $3.2 million for the three months ended September 30, 2000, and September 30, 2001, respectively, and increased 6.1% from $9.0 million to $9.6 million for the nine months ended September 30, 2000, and September 30, 2001, respectively. Gross profit was 68% of sales for the nine months ended September 30, 2001, which is the same level for the nine months ended September 30, 2000.


Selling, General, and Administrative Expenses

Selling, general and administrative expenses increased by 9.4% from $2.8 million in the third quarter of 2000 to $3.0 million in the third quarter 2001, and increased by 9.1% from $8.6 million to $9.3 million for the nine months ended September 30, 2000, and September 30, 2001, respectively. Such expenses were 67% and 69% of product revenues for the third quarter of 2000 and 2001, respectively. Advertising expenses for the nine months ended September 30, 2001 were $322 thousand, compared to $351 thousand for the same period in 2000. The total SG&A increases stem primarily from the Company's continued focus and investment in its distributor channels and fulfillment process improvement teams.


Research and Development

Research and development expenses totaled $0.8 million or 18% of sales for the third quarter of 2001, up from $0.5 million or 13% of sales for the same period of 2000, and increased 33% from $1.9 million to $2.5 million for the nine months ended September 30, 2000, and September 30, 2001, respectively. The increase in research and development expenses is a result of the Company's commitment to providing cutting-edge products for an increasingly competitive environment.

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

The Company has determined that the resorbable stent business is potentially lucrative by virtue of the fact that it has a significant market size, a well-defined regulatory pathway, and has therapeutic outcome characteristics that may favor resorbable stents. However, given the Company's limited cash resources, management is exploring venture funding and other capital raising opportunities with respect to the Stent business. Through the nine months ended September 30, 2001, a total of $592 thousand was spent on stent research and development, including $145 thousand in the third quarter 2001.

Patent and Litigation Expense

Patent and litigation expense decreased 91% from $184 thousand to $17 thousand during the third quarter of 2000 and 2001, respectively, and has decreased 75% from $412 thousand to $102 thousand during the nine months ended September 30, 2000, and September 30, 2001, respectively. This is largely due to the current status of the proceedings and that negotiations are not requiring the legal assistance that was previously required when these matters were being more actively pursued.

Other income and expense

In the third quarter of 2001, the Company generated interest income of $29 thousand and other expense of approximately $9 thousand, resulting in net other income and expense of $20 thousand, and generated interest income of $67 thousand and other income of $30 thousand, resulting in net other income and expense of $97 thousand for the nine months ended September 30, 2001.

Income Taxes

The Company recorded no tax provisions for the first nine months of 2000, due to operating losses, and $6 thousand dollars related to foreign taxes for the nine months ended September 30, 2001.

Net Loss

The Company reported a net loss of $1.0 million or ($.09) per share (basic and diluted) for the quarter ended September 30, 2001 versus a net loss of $0.9 million or ($.08) per share (basic and diluted) for the third quarter of 2000, and a net loss of $2.7 million or ($.25) per share (basic and diluted) for the nine months ended September 30, 2001, versus a net loss of $2.0 million or ($.19) per share (basic and diluted) for the nine month period ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied primarily upon external (private and public) sources of equity to fund operations and development. At September 30, 2001, cash and cash equivalents totaled $4.7 million, which is a decrease of $2.3 million from $7.0 million at December 31, 2000. The decrease from December 31, 2000 is primarily due to decreases in accounts payable and slight increases in capital spending. At September 30, 2001, the Company had net working capital totaling $9.6 million, or a 4:1 ratio of current assets to current liabilities.

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

On March 3, 2000, the Company completed a shareholder rights offering, pursuant to which it raised, net of expenses, $3.9 million and issued 1,586,857 shares of Common Stock. The Company distributed 0.173 of a subscription right for each share of Common Stock outstanding on the January 10, 2000 record date for a total of 1,586,857 shares offered in the rights offering. The subscription price of $2.55 per share was established by the Board of Directors based on a 15% discount from the market price on January 14, 2000, at the time the offering was priced.

To the extent that funds generated from the Company's operations, together with its existing capital resources, and the net interest earned thereon, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The terms of any further equity financing may be dilutive to stockholders and the terms of any debt financing may contain restrictive covenants, which limit the Company's ability to pursue certain courses of action. The Company does not have any committed sources of financing beyond that described above, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. Principal stockholders of the Company who previously provided funding to the Company and provided guarantees to sources of credit have indicated that they do not intend to continue furnishing such assistance. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations could be materially and adversely affected. The sufficiency of the Company's capital reserves with respect to operations beyond September 30, 2001 will depend primarily upon the Company's operating results and the extent to which such results are capable of funding anticipated growth.

The Company is owed $0.357 million from Bionix B.V. at September 30, 2001. Twenty-nine percent of Bionix B.V. stock is owned by related parties.

The Company believes that existing capital resources together with cash flow from operations (if, and to the extent, generated) will be sufficient to fund its operations during the remainder of 2001. This statement constitutes a Forward-Looking Statement. Actual results could differ materially from the Company's expectations regarding its capital requirements and its sources of capital. The Company's future capital requirements and the adequacy of available capital resources will depend on numerous factors, including the Company's ability to reverse recent trends and successfully perform management initiatives, market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, acquisition opportunities, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of the Company's efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of the Company's products. The Company's operations did not produce positive cash flows during 1994, 1995, 1996, 1998, 1999 or 2000. To the extent that funds generated from the Company's operations, together with its existing capital resources, and the net interest earned thereon, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. No assurances can be given that such funds will be made available to the Company on acceptable terms or at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's functional currency is the US dollar, however, because the Company has revenues and expenses that are Euro-denominated the Company may seek to manage its foreign currency risk through the purchase of foreign currency options and forward contracts in the future. During 2001, the Company did not purchase financial instruments to manage foreign currency risk. Foreign exchange can currently reduce annual income before taxes by approximately $40 thousand if the Euro increases in value by 1% depending upon the extent of the Company's Euro denominated net expenses for the period under evaluation. The effect of the change in the value of the Euro relative to the U.S. dollar on the Company's operations is not significant currently and the Company will disclose the effect and any actions to initigate this effect in future filings. No assurances can be given that such hedging techniques will protect the Company from exposure resulting from relative changes in the economic strength of the foreign currencies applicable to the Company. Foreign exchange transaction gains and losses can vary significantly from period to period.

No other change since filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II. OTHER INFORMATION

(a) The Registrant did not file any Current Reports on Form 8-K during the quarter ended September 30, 2001.

(b)      Exhibits - None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             BIONX IMPLANTS, INC.


                             By: /s/ Gerard Carlozzi
                                --------------------------
                                Gerard Carlozzi, President
                                and Chief Executive Officer



                             By: /s/ Andrew Karazin
                                --------------------------
                                 Andrew Karazin
                                 Chief Financial Officer




Dated:  November 14, 2001