Form 10-K405
period 2001-12-31
BIONX IMPLANTS INC
filed 2002-04-01
CIK 1030418

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 2001

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________ to ___________

                         Commission File Number 0-22401

                              BIONX IMPLANTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                         22-3458598
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

                1777 Sentry Parkway West, Gwynedd Hall, Suite 400
                  Blue Bell, Pennsylvania 19422 (215-643-5000)
       -------------------------------------------------------------------
       (Address and telephone number, including area code, of registrant's principal executive office)


        Securities registered pursuant to Section 12(b) of the Act: none.

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                               -------------------
                    Common Stock, par value $.0019 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such reporting requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of voting stock held by non-affiliates as of March 26, 2002 was approximately $23,051,396.

  Number of shares of Common Stock outstanding as of March 26, 2002: 10,862,127

     Documents incorporated by reference: Definitive proxy statement for the registrant's 2002 annual meeting of shareholders (Part III).
================================================================================

                              BIONX IMPLANTS, INC.

                                TABLE OF CONTENTS


                                     PART I

                                                                           Page
                                                                          number

Item 1        Business of the Company........................................ 3

Item 2        Properties.....................................................26

Item 3        Legal Proceedings..............................................26

Item 4        Submission of Matters to a Vote of Security Holders............26

Item 4A       Executive Officers of the Registrant...........................27


                                     PART II

Item 5        Market for the Registrant's Common Equity and Related
              Stockholder Matters............................................29

Item 6        Selected Financial Data........................................29

Item 7        Management's Discussion and Analysis of Results of
              Operations and Financial Condition.............................31

Item 7A       Quantitative and Qualitative Disclosures About Market Risk.....40

Item 8        Financial Statements and Supplementary Data ...................41

Item 9        Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.........................63


                                    PART III

Item 10       Directors of the Registrant....................................63

Item 11       Executive Compensation.........................................63

Item 12       Security Ownership of Certain Beneficial
              Owners and Management..........................................63

Item 13       Certain Relationships and Related Transactions.................63


                                     PART IV

Item 14       Exhibits, Financial Statements Schedules
              and Reports on Form 8-K........................................63

Signatures    ...............................................................65

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

         The following terms used on this form 10-K are registered trademarks of Bionx Implants, Inc: Meniscus Arrow, SmartScrew ACL, The Wedge, SmartNail, Bankart Tack, BioCuff, Self Reinforced, Contour Labral Nail, BioSorb, Biocuff C, Next Generation Meniscus Arrow.

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

OVERVIEW

         The Company is a leading developer, manufacturer and marketer of Self-Reinforced, resorbable polymer implants, including screws, pins, arrows and stents, for use in a variety of orthopedic applications, including Sports Medicine and Fracture Fixation applications. Fracture Fixation includes Orthopedic Trauma and Craniofacial Surgery. The Company has proprietary manufacturing processes for Self-Reinforced resorbable polymers, modifying the brittle polymer structure into a physiologically strong structure with controlled, variable strength retention. The Company's patented position in orthopedic implants and innovative resorbable materials for medical uses is a key strength that the Company uses to develop products that satisfy the needs of surgeons.

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

         The Company estimates that its products have been used in over 350,000 surgeries worldwide. The Company has received 510(k) clearance from the U.S. Food and Drug Administration (the "FDA") for its products in the U.S. The Company has also received regulatory approvals for its product lines in certain European and Asian markets.

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

SELF-REINFORCED, RESORBABLE IMPLANTS

         The Company has developed a variety of proprietary resorbable polymer fixation implant product lines, including screws, pins, tacks, arrows, anchors, plates, membranes and urology stents, which provide an alternative to currently marketed implants. By modifying well-characterized resorbable polymers (E.G., poly-l-lactic acid ("PLLA") and polyglycolic acid ("PGA")) through the use of several proprietary manufacturing and processing techniques, the Company is able to create Self-Reinforced, resorbable implants. The Company's Self-Reinforcing technologies modify a resorbable polymer's properties from a brittle structure into a physiologically strong polymer implant with controlled, variable strength retention (ranging from three weeks to six months, depending upon the medical indication) which can be used safely and reliably in a variety of clinical applications.

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

BUSINESS FOCUS

         In order to achieve strategic focus, satisfy surgeon needs in core businesses and develop new and innovative products, the Company has restructured its business to focus on the development of key market opportunities. The Company's primary market and focus is Sports Medicine, with our secondary market focus on Fracture Fixation, consisting of Orthopedic Trauma and Craniofacial product lines. This re-directed focus has enabled the Company to get closer to the surgeon, through the establishment of surgeon advisory boards, attending and participating in premier surgeon conferences, and tailoring our product development, sales, and marketing efforts towards the growing Sports Medicine market. The Company has consolidated the Orthopedic Trauma and Craniofacial product lines into Small Bone Fixation. The Company has designed or realigned its business with an emphasis on the following key business imperatives:

                                 SPORTS MEDICINE

         The Company has an intense focus on improving patient outcomes and satisfying surgeon needs in the procedural specific Sports Medicine business segment, which is approximately $500 million worldwide. The procedural specific market segment consists of product offerings that are designed to perform a specific clinical procedure. Products in this market segment consist of guide systems for ligament reconstruction, fixation devices for securing tissue and ligaments to bone, tissue removal systems and an assortment of disposable ancillary products that aid in performing a surgical procedure. The market growth rate is projected at 10 to 15% annual growth per year, mostly due to the aging active population engaging in sport activities and the introduction of new surgical technologies that enable the surgeon to treat patients that could not be effectively treated in the past. The Company's focus is on new surgical modalities and developing innovative new products that achieve significant surgeon acceptance.

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

         Surgeons are increasingly requesting alternative solutions to current products available that will improve ease of use and provide improved biological and anatomical results. Acceptance of resorbable materials and other biological products has been evident by the use of these products for the repair of the meniscus and resurfacing of articulate cartilage in the knee. The use of resorbable polymers in sports medicine applications is widely accepted.

         The Company has established relationships with key surgeons and established its own surgical advisory board that works closely with the Company's product development experts. The Company's Surgeon Advisory Board consists of premier surgeon champions. The primary goal of the SAB is to assist the Company's research and development team to design procedure specific products which will fulfill orthopedic surgeons and ultimately patient needs.

         Within the Sports Medicine business these surgeon advisors are themselves experts and many are key scientific thought leaders in the two premier societies that support this market segment: Arthroscopy Association of North American (AANA) and the American Society of Sports Medicine (ASSM).

         In order to develop products that satisfy the clinical needs of Sports Medicine surgeons, the Company has intensely concentrated on developing a world class product development team. Working with our Surgeon Advisory Board, product development assesses current clinical practices, uses computer aided design techniques to visualize appropriate implant design, produces prototypes, consults again with the Surgeon Advisory Board (including testing in synthetic bone or cadavers), makes modifications and ensures that all the quality and clinical tests required for FDA or other governmental approval are met. The Company has used these efforts to expand our product line (see 2001 Product Introductions) in both Knee and Shoulder applications.

         Over the last two years (2000 and 2001) the Company has introduced seven new Sports Medicine products:

         Contour Meniscus Arrow             Knee
         Smart Screw ACL                    Knee
         The Wedge                          Knee
         Smart Nail                         Knee

         Biocuff C                          Shoulder
         Biocuff                            Shoulder
         Contour Labral Nail                Shoulder

         As a result of these product development and launch initiatives the Company now has a diversified product portfolio, with 33 % of Sports Medicine sales coming from Non-Arrow products in 2001.

         This change in focus is a result of an intensive strategic planning process the Company began in 2000 and have been implementing since that time. The Company's goal is to be the premier Sports Medicine company focused on the needs of surgeons and using our brand identity and resorbable polymer technology as core strengths.

         By increasing the number of procedure specific Non-Arrow products the Company will become a greater resource to the Sports Medicine surgeon, increase operating room presence and generate revenue to be used to develop the next generation of innovative medical devices.

         Additionally, the Company is committed to remaining on the cutting edge of technology by developing new materials to address the limitations of traditional orthopedic surgical techniques or for use in a variety of Sports Medicine indications.

                        PROCESS AND MATERIALS DEVELOPMENT

         The Company's Sports Medicine business uses advanced polymer materials developed by the Company to provide proper fixation and bioabsorbability. As a recognized leader in resorbable polymer technology, the Company has attracted the attention of numerous scientific organizations interested in melding their particular expertise with the patented techniques available utilizing the Company's intellectual property. Additionally, the Company has significant proprietary materials development capabilities that may be applied toward therapeutic areas that are outside the Company's marketing focus. The Company's materials development segment has successfully patented a variety of products that demonstrate creative new approaches to the traditional treatment modalities in these therapeutic areas. The Company continues to develop these products and will apply its materials science expertise in both its core businesses and other areas, including other orthopedic areas such as the spine and non-orthopedic areas. In each of these cases the Company's primary strategy is to identify strategic partners that will bring funding, synergistic technology and market expertise to the partnership.

                           FRACTURE FIXATION PRODUCTS

         The market for bone fixation products in which the Company participates is defined as a small bone fixation segment, comprised of orthopedic extremity trauma and craniofacial reconstruction. This market segment, as defined, is approximately $500 million worldwide. The small bone fixation segment consists of product offerings that allow the surgeon to reposition bones together to facilitate normal healing of the bones. Products in this market segment consist of pins, plates, screws, joint spacers, external fixation frames and instruments for achieving appropriate reduction of the bones to enable proper healing. The market growth rate is projected at 8 to 10% annual growth per year, mostly due to the aging active population and the introduction of newer materials that provide for improved biological healing.

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

         The Company has determined that the resorbable stent business is potentially lucrative by virtue of the fact that it has a significant market size, a well-defined regulatory pathway, and has therapeutic outcome characteristics that may favor resorbable stents. However, given the Company's limited cash resources, management is exploring other funding and licensing opportunities with respect to the Stent business and has limited Stent spending to minimal amounts.


PRODUCTS

         During 2001, the Company introduced important new products utilizing the Company's technology platform, consisting of fixation products for knee ligament fixation, shoulder rotator cuff repair and orthopedic surgery products. The Company intends to continue to expand its product offerings and strengthen its market position during 2002 by introducing additional new products for knee and shoulder procedures, and for orthopedic trauma and craniofacial reconstruction.


2001 PRODUCT INTRODUCTIONS:

1.5 mm Bone Fixation Kit            - for fixation of cancellous bone fragments
BioCuff C Repair System             - for repair of rotator cuff injuries
Contour Meniscus Arrow              - for repair of torn meniscus

         In addition to the new products released above in 2001, the Company also received clearance from the FDA to market:

SmartScrews                         - for maintenance and alignment and fixation
                                    of fractures, osteotomies, arthrodesis
                                    within the condylar aspect of the upper
                                    extremity, ankle and foot

PLLA Pin/Smart Pin                  - for fixation of fragments of fractured
                                    non-load bearing bones, osteotomies and
                                    arthrodesis

         The Company's products consist of:
         ================================================================
         PRODUCTS                              TARGETED INDICATIONS(1)
         --------                              -----------------------
         SPORTS MEDICINE - KNEE

         Meniscus Arrow                        Meniscus Repair
         Contour Meniscus Arrow                Meniscus Repair
         SmartScrew ACL                        Ligament Attachment
         The Wedge                             Ligament Attachment
         SmartNail                             Condral Fragments

         SPORTS MEDICINE - SHOULDER

         Bankart Tack                          Labral Repair
         BioCuff                               Rotator Cuff Repair
         BioCuff C Repair System               Rotator Cuff Repair
         Contour Labral Nail                   Labral Repair

         ORTHOPEDIC TRAUMA AND CRANIOFACIAL RECONSTRUCTION

         PLLA and PLGA Pins                    Fractures/Osteotomies
         PLLA Screws                           Fractures
         Cannulated Screws                     Fractures/Osteotomies
         1.5 mm Bone Fixation Kit              Fractures
         BioSorb screws and plates             Craniofacial Fixation

         (1) As described herein, FDA clearances for certain of the Company's products are limited to specific indications.
         ================================================================

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

         The Meniscus Arrow, commercially introduced by the Company in the U.S. during the second quarter of 1996, was the first resorbable, arthroscopically implanted fixation device designed for use in the repair of longitudinal, vertical ("bucket handle") tears of the medial and lateral meniscus. The Meniscus Arrow is a thin, pointed, barbed shaft with a t-shaped head that is driven across the meniscal tear, fixing the torn pieces of the meniscus together. The Meniscus Arrow may be implanted in a straightforward procedure that has been demonstrated to reduce operating room time by approximately 50% as compared with suturing and does not require substantial additional training for its use. This 11 resorbable implant avoids both the long-term consequences of meniscus removal and complications to the arterial and nervous system that can arise from the suturing approach. The Company believes that surgeons who were unwilling to perform meniscus repairs in the past may now attempt such repairs, thereby potentially increasing the available market.

         The Contour Meniscus Arrow, introduced in the fourth quarter of 2001, is a next generation product for the Company. The unique Self-Reinforced copolymer utilized for the Contour Arrow is manufactured using a patented, Self-Reinforcing manufacturing process and is a bioresorbable meniscus repair system used to repair a torn meniscus. The Company believes that the Contour Arrow provides superior benefits over other meniscus repair products and that the advantages of the Contour Meniscus Arrow are: 1) low profile fixation for the arthroscopic repair of a torn meniscus; 2) superior pull out strength and performance compared to other meniscus repair devices; 3) the new copolymer increases the flexibility of the Arrow and reduces the time for resorption; and
4) the Contour Arrow utilizes existing instrumentation for delivery, maintaining the same surgical technique for arrow insertion.

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

         The SmartNail resorbable implant addresses some of the current issues surrounding the use of fixation implants for osteochondral fragments. The product allows the surgeon to deliver a resorbable implant arthroscopically, thus simplifying the procedure and minimizing the patient morbidity that is associated with open fixation and the use of metal screws. In addition, the SmartNail has the benefits of bioresorbable fixation, which are clinical effectiveness, no second surgery for removal of the metal implant, radiolucency and reduced stress shielding. 12

SPORTS MEDICINE - SHOULDER

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

         BIOCUFF ROTATOR CUFF REPAIR SYSTEM

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

         BIOCUFF C ARTHROSCOPIC ROTATOR CUFF REPAIR SYSTEM

         During the fourth quarter of 2001, the Company released the BioCuff C, a bioresorbable cannulated screw and spiked washer implant used to secure torn rotator cuff tissue back to bone. The unique Self-Reinforced copolymer utilized for BioCuff C was developed by the Company to allow the surgeon to address some of the current issues surrounding the use of metal fixation implants for rotator cuff repair. Made from a patented, Self-Reinforcing manufacturing process, the Company believes that the BioCuff C provides superior benefits over traditional products for rotator cuff surgery. This is another next generation product for the Company, and the Company believes that the advantages of the BioCuff C bioresorbable implant in shoulder surgery are: 1) the cannulated screw design allows for arthroscopic 13 repair of the rotator cuff; 2) the rotating washer design provides for secure tissue fixation without damaging the tissue during fixation.

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

FRACTURE FIXATION
(ORTHOPEDIC TRAUMA AND CRANIOFACIAL SURGERY)

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

         A difference in stiffness between the metal screws and the bone can cause complications, including stress shielding and inducement of relative motion at the fracture site. Such motion can cause screws to loosen and can result in local bone degradation. This phenomenon is not a problem with resorbable screws since the stiffness of these screws is similar to bone, which permits stress sharing as the fracture heals. Metal screws can also protrude from the bone surface after implantation resulting in soft tissue irritation. This may result in the need for removal of the metal screw. Resorbable screw heads 14 can be easily cut and shaped intra-operatively to ensure the screw head is flush with the surface of the bone, thereby reducing or eliminating soft tissue irritation and eliminating the need for a second surgery to remove the implant. Resorbable screws are also radio opaque and do not interfere with radiographs or MRI's. Additionally, resorbable products afford the surgeon the ability to perform revision procedures more easily because hardware removal or positioning is not a consideration.

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

         1.5MM BONE FIXATION KIT

         During the third quarter of 2001 the Company released the 1.5mm Bone Fixation Kit, a bioresorbable implant for the fixation of cancellous bone fragments of fractured non-load bearing bones, osteotomies and arthrodeses of the hand and foot. This kit is self contained, complete with instrumentation and implant. The kit allows the surgeon to decrease operating room time by quickly and easily delivering the implant into the reduced fragment without the need for extra instrumentation. The low profile headed implant's proprietary integral barbed design, maintains compression of the osteotomy, prevents migration and decreases tissue irritation. Traditional surgery, involves fixation with metal K-wires or screws. The Company believes that the design of the 1.5mm Bone Fixation Kit allows for an easy and safe technique for fixation, resulting in a quick and simple procedure.

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

GEOGRAPHIC INFORMATION

         For geographic information regarding the Company, see Note 15 of the Notes to the Company's Consolidated Financial Statements.

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

         The Company has one business segment - bioabsorbable implants and instruments for orthopedic surgical use. Sports Medicine and Fracture Fixation are product lines sold for particular orthopedic surgical applications. The Company's product lines, Sports Medicine and Fracture Fixation, were designed to address recognized clinical needs. The Company is dedicated to satisfying these needs by developing new and innovative products, licensing products that complement the established product lines and partnering with organizations that can provide new products or technologies.

         In managing its U.S. network, the Company maintains a direct relationship with its medical community customers by handling all invoicing functions directly and paying commissions to its sales agents. The Company supports its U.S. managed network of sales agents with product training and product managers who supplement the work of the sales agents, thereby providing training to orthopedic surgeons with respect to the features and modalities applicable to particular resorbable implant products. The Company is not obligated on any sale of product to support or train. As a part of the Company's marketing efforts, the Company's marketing staff and regional sales managers participate in conventions 16 attended by surgeons, demonstrate the products in models of human bone and show surgeons how to use the products. These individuals may also attend a surgical procedure to answer any questions the surgeon may have. None of these efforts are obligations related to a contract or a sale but are done to enhance customer relationships at the discretion of the Company. In Europe, the Company sells its products through networks of independent distributors and dealers that purchase products from the Company at discounts that vary by product and by market. These international distributors and dealers have the primary relationships with the physicians and hospitals that are using the Company's products. The Company typically operates under written agreements with its domestic and international sales agents, distributors and dealers. These agreements grant the dealers the right to sell the Company's products on an exclusive basis within a defined territory and permit the distributors to sell other medical products.

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

         Periodically the Company has evaluated constructing or leasing manufacturing facilities in the United States to supplement its Finnish manufacturing capabilities. At this time the Company has decided to supplement its Finnish manufacturing using third party contract manufacturers, primarily in the United States, to produce specific implants or instruments. The Company continues to upgrade its production machinery and processes in Finland to address increased demand. No assurance can be given that the integration of these machines into the production process will occur within the scheduled time frame or will not result in difficulties in scale-up that could lead to delays in filling orders in the future.

PRODUCT DEVELOPMENT

         To date, all of the Company's implants sold in the U.S. have been cleared through the 510(k) Premarket Notification process. Lengthier and more costly PMA submissions may be required in order to obtain approval to sell urological stents and other new products in the U.S. The Company incurred research and development expenses of $3,758,680, $2,682,256, and $3,347,853 during 1999, 2000 and 2001 respectively.

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

         The Company's patent strategy has been to seek patent protection for the technologies that produce the Company's Self-Reinforced resorbable polymer products and, when available, for the products themselves. The Company owns or has licenses to patents issued in the United States and in various foreign countries and has patent applications pending at the U.S. PTO (Patent &
Trademark Office) and in the patent offices of various foreign countries. The Company's four principal U.S. patents

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

         The Company had initiated two separate patent infringement lawsuits, asserting that two third parties who are selling devices for the fixation of meniscal lesions are infringing one of the principal patents licensed to the Company. One of the litigation's settled, with the Company granting a royalty bearing license to the third party to sell its meniscal devices under the patent. In the other case, which is still pending, the Company is seeking both monetary and injunctive relief. The third party filed summary judgment motions asserting that the patent was invalid and unenforceable and that they did not infringe. In May 2000, the district court denied the defendant's summary judgment motions as to invalidity and unenforceability, but granted its summary judgment motion as to non-infringement. The Company has appealed from the district court's order that the defendant does not infringe. The briefing for the appeal is complete, and an oral argument was made before the appellate court. The Company now is awaiting the decision of the appellate court regarding its appeal. This litigation has been expensive, and there can be no assurance of the outcome of the appeal or the district court litigation, should the Company prevail on the appeal and the litigation resume. If the patent is finally held invalid, unenforceable or not infringed, the third party can continue to sell its meniscal fixation devices, and this could have a material adverse effect on the Company's business, financial condition and results of operations.

         There can be no assurance that patent applications to which the Company holds rights will result in the issuance of patents, that any patents issued or licensed to the Company will not be challenged and held to be invalid or narrow in scope, or that the Company's present or future patents will provide significant coverage for or protection to the Company's present or future technologies, products or processes. Since patent applications are secret until a patent actually issues or the time set by statute for publication of the application is reached in the U.S., or a corresponding application is published in a foreign country, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first to make its inventions, or that it was the first to file patent applications for such inventions.

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

         Legal standards relating to the scope of claims and the validity of patents in the medical device field are still evolving, and no assurance can be given as to the degree of protection any patents issued to or licensed to the Company would provide. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain competitive advantage. The Company initiated an opposition in the European Patent Office challenging the grant of a third party's European patent relating to a drawing process for manufacturing resorbable polymer products. Subsequently, another company instituted its own opposition against that patent. These oppositions resulted in the revocation of that patent. The third party appealed, and the appeal resulted in the issuance of the patent with narrowed claims. The third party has appealed again, seeking broader claims. No assurance can be given that the third party will not win its pending appeal and assert that the Company infringes those broader claims or, even if it loses that appeal, no assurance can be given that the third party will not assert that its European patent with narrowed claims is infringed by sales of one or more of the Company's products or by the practice of one or more of the Company's processes in any of the eight countries identified in the European patent. The Company also initiated an opposition in the European Patent Office challenging the grant of a third party's European patent relating to a bioabsorbable membrane. This opposition resulted in the narrowing of its claims. No assurance can be given that the third party will not assert that its European patent is infringed by sales of one or more of the Company's products or by the practice of one or more of the Company's processes in any of the countries identified in this European patent. Moreover, there can be no assurance that the Company will not be subject to claims that one or more of its products or processes infringe other patents or violate the proprietary rights of third parties. Defense and prosecution of patent claims can be expensive and time consuming, regardless of whether the outcome is favorable to the Company, and can result in the diversion of substantial financial, management and other resources from the Company's other activities. An adverse outcome could subject the Company to significant liability to third parties, require the

Company to obtain licenses from third parties, or require the Company to cease any related product development activities or product sales. In addition, the laws of certain countries may not protect the Company's patent rights, trade secrets, inventions, products or processes to the same extent as in the U.S.

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

COMPETITION

         Competition in the medical device industry is intense both in the U.S. and abroad. In orthopedics, the Company's principal competitors are the numerous companies that sell metal implants. The Company competes with the manufacturers and marketers of metal implants by emphasizing the clinical advantages of the Company's Self-Reinforced, resorbable implants, which are the cost effectiveness, strength, reduction of stress shielding and the elimination of risks associated with the failure to perform removal surgeries. Within the resorbable implant market, Johnson & Johnson and Biomet sell an FDA-cleared resorbable product for use in the fracture fixation market. Other companies have reported that they are developing resorbable products for internal fixation. The Company is competing with Johnson & Johnson, Smith & Nephew, and Biomet and expects to compete with the other manufacturers of resorbable internal fixation devices primarily on the basis of the physiological strength of the Company's polymers, the length of the strength retention time demonstrated by the Company's products and ease of use.

         In knee arthroscopy for meniscal repair, the Company's Meniscus Arrow products compete with a non-resorbable product marketed by Smith & Nephew, resorbable products marketed by U.S. Surgical, Conmed, Johnson & Johnson and Arthrex, and with a series of suturing techniques developed by orthopedic surgeons for the repair of the meniscus.

         Overall, the Company believes that the primary competitive factors in the markets for its products are safety and efficacy, ease of implantation, quality and reliability, pricing and the cost effectiveness of resorbable products as compared with non-resorbable products. In addition, the length of time required for products to be developed and to receive regulatory approval is an important competitive factor. The Company believes that it competes favorably with respect to these factors, although there can be no assurance that it will continue to do so. For information regarding the potential impact of certain competitive practices upon the Company's performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Results of Operations For the Years Ended December 31, 1999, 2000 and 2001 - Product Sales."

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

         To date, all of the Company's products sold in the U.S. have received 510(k) clearance. Furthermore, the FDA is generally familiar with the toxicological properties of polymers used in the Company's orthopedic products and to date has not required extensive preclinical or clinical testing with respect to biocompatibility as a condition of granting 510(k) clearance to those products. Submission clearance times vary for each product, in certain submissions for orthopedic products, the Company obtained clearance within 90 days of submission, and other submissions by the Company have taken longer, note these timeframes are not controlled by the Company The FDA has advised the Company that its urology stent will require PMA approval. There can be no assurance that the FDA will not determine that other products currently in development by the Company or future products must also undergo the more costly, lengthy and uncertain PMA approval process or that the FDA's familiarity with the Company's polymers will shorten the FDA's review time or reduce testing requirements for either 510(k) clearance or PMA approval.

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

PRODUCT LIABILITY AND INSURANCE

         The Company's business is subject to product liability risks inherent in the testing, manufacturing and marketing of the Company's products. While the Company maintains product liability insurance, there can be no assurance that this coverage will be adequate to protect the Company against any product liability claims. In addition, product liability insurance is expensive and there can be no assurance that product liability insurance will be available to the Company in the future, on terms satisfactory to the Company, if at all. A successful product liability claim or series of such claims brought against the Company in excess of its coverage could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

         As of December 31, 2001, the Company employed 108 full-time employees; 35 full-time team members in the U.S. and 72 full-time team members in Finland. The Company also contracts with independent consultants from time to time. The Company's Finnish production and office employees are members of a union and the terms of their employment are governed in part by a collective bargaining agreement. The Company believes that it maintains satisfactory relations with its employees.

ITEM 2.  PROPERTIES

         The Company currently operates two facilities, a central manufacturing facility in Tampere, Finland that is part owned and part leased by the Company and office space in Blue Bell, Pennsylvania that is leased by the Company. The Finnish facility, comprising approximately 19,140 square feet, is located in an industrial science park adjacent to the Technical University at Tampere. Currently, that facility houses the Company's manufacturing, quality control and product development functions and serves as the Company's European customer service and central shipping location. The Company operates its corporate headquarters, its executive offices and marketing and sales and product development functions from its 13,500 square foot office space in Pennsylvania. The annual rent on these facilities is approximately $380,000. Periodically the Company has evaluated constructing or leasing manufacturing facilities in the United States to supplement its Finnish manufacturing capabilities. At this time the Company has decided to supplement its Finnish manufacturing by using third party contract manufacturers, primarily in the United States, to produce specific implants or instruments. See "Business--Manufacturing".

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

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting on November 16, 2001, Gerard S. Carlozzi and Terry D. Wall were elected as directors of the Company for terms of 3 years. The votes were as follows:

Name                                For                                Against
------------------                  ---------                          -------
Gerard S. Carlozzi                  7,572,077                          0
Terry D. Wall                       7,566,567                          0

There were 26,375 and 31,885 abstentions  respectively, and no broker non-votes.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's executive officers, their respective ages (as of December 31, 2001) and their positions with the Company are set forth below:

 NAME                    AGE                   POSITION
 ----                    ---                   --------
Gerard S. Carlozzi       46      President, Chief Executive Officer and Director
Pertti Tormala           56      Executive Vice President, Research and Director
Drew Karazin             48      Vice President and Chief Financial Officer
Dennis Mahoney           49      Vice President, Global Operations
Pertti Viitanen          51      Managing Director of the Company's Finnish
                                 subsidiary Vice President, Manufacturing

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

         Dennis Mahoney joined the Company in September, 2001 as Vice President of Global Operations. Prior to joining the Company, he was Vice President of Operations for COBE Cardiovascular, a Division of Sorin Biomedical, from 1996 to 2000. Prior to that time, he was Vice President of Operations for A.B. Dick Company, a Graphic Arts Division of GEC, UK. He has more than twenty years of progressive Operations Management experience including Manufacturing, Research & Development, Supply Chain Management, Quality Assurance, and Technical Support. Other companies he has worked for include Abbott Laboratories Diagnostic Division, Otis Engineering, and Baker Oil Tools. Mr. Mahoney holds a Bachelor of Science Degree from the United States Military Academy, a Masters in Quality
Systems from the University of Dallas, and a Masters Degree in Business Administration from the University of Dallas. He also spent three years as an Examiner for the Malcolm Baldridge National Quality Award.

         Executive officers serve at the discretion of the Board.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         MARKET AND DIVIDEND INFORMATION

         The Company's Common Stock is traded on the Nasdaq National Market System under the symbol "BINX" . The following table sets forth, for the periods indicated, the intra-day high and low sales prices per share of Common Stock on the Nasdaq National Market System:

                                                               High       Low
                                                               -----     -----
First Quarter Ended March 31, 2000..........................   $6.75     $2.69
Second Quarter Ended June 30, 2000..........................    3.88      1.38
Third Quarter Ended September 30, 2000......................    3.63      2.09
Fourth Quarter Ended December 31, 2000......................    3.19      0.69

First Quarter Ended March 31, 2001..........................   $2.38     $1.03
Second Quarter Ended June 30, 2001..........................    2.85      1.03
Third Quarter Ended September 30, 2001......................    3.54      1.78
Fourth Quarter Ended December 31, 2001......................   $4.35     $2.34


         As of March 26, 2002 there were 44 stockholders of record of the Company's Common Stock.

         The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any future earnings for funding its growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following consolidated selected financial data is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related Notes thereto included elsewhere in this Annual Report. The Consolidated Statement of Operations data for the years ended December 31, 1999, 2000 and 2001 and the Consolidated Balance Sheet data as of December 31, 2000 and 2001 are derived from the audited Consolidated Financial Statements of the Company included elsewhere in this Annual Report. The Consolidated Statement of Operations data for the years ended December 31, 1997 and 1998 and the Consolidated Balance Sheet data at December 31, 1997, 1998 and 1999 are derived from audited consolidated financial statements not included in this Annual Report.

                                                                                      YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------------------------------
                                                                   1997           1998         1999          2000            2001
                                                                   ----           ----         ----          ----            ----
                                                                             (In thousands except per share amounts)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues..................................................      $16,014        $21,100      $21,068       $18,232         $18,888
Cost of Goods Sold (1)....................................        3,678          4,527        5,857         8,299           5,927
Special Charges Related to Inventory......................           --             --        6,241            --              --
Gross Profit..............................................       12,336         16,573        8,970         9,933          12,961
Operating Expenses........................................       10,579         15,320       22,084        14,408          15,630
Operating income (loss)...................................        1,757          1,253      (13,114)       (4,475)         (2,669)
Net income (loss).........................................        2,158          1,261      (12,463)       (4,609)         (2,481)
Earnings (loss) per share:
     Basic................................................        $0.28          $0.14       $(1.39)       $(0.44)         $(0.23)
     Diluted..............................................        $0.25          $0.14       $(1.39)       $(0.44)         $(0.23)
Shares used in computing earnings (loss) Per share:

     Basic................................................        7,787          8,918        8,943        10,503          10,832


     Diluted..............................................        8,526          9,243        8,943        10,503          10,832





                                                                                             DECEMBER 31,
                                                               -------------------------------------------------------------------
                                                                  1997            1998         1999          2000            2001
                                                                  ----            ----         ----          ----            ----
CONSOLIDATED BALANCE SHEET DATA:

Working capital...........................................     $24,549         $24,232      $11,556       $11,717         $ 9,722
Total assets..............................................      33,541          36,949       23,421        22,179          18,815
Long-term debt less current portion.......................         115              75           33           331             494
Accumulated deficit.......................................      (5,527)         (4,266)     (16,729)      (21,338)        (23,819)
Total stockholders' equity (deficit)......................     $29,081         $30,241      $17,994       $17,530         $15,117



(1) The Company recorded a charge of $1.5 million in the fourth quarter of 2000 for excess implant and instrument inventory. Charges for excess implant and instrument inventory in 1999 of $6.2 million which included $5.3 million in the fourth quarter and $0.9 million in the second quarter, are included in Special Charges Related to Inventory. See Note 3 to the Consolidated Financial Statements for further detail on the Company's inventory accounting.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto presented elsewhere herein. The discussion in this Annual Report on Form 10-K contains Forward-Looking Statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in the Forward-Looking Statements. Factors that could cause or contribute to such differences include, without limitation, those discussed in Exhibit 99.1 to this Annual Report on form 10-K, in this "Management's Discussion and Analysis of Results of Operations and Financial Condition" and under the caption "Business" in this Annual Report on Form 10-K.

OVERVIEW

         The Company was founded in 1984 to develop certain resorbable polymers for orthopedic uses. The Company has incurred substantial operating losses since its inception and, as of December 31, 2001, had an accumulated deficit of approximately $23.8 million. Such losses have resulted to a large extent from expenses associated with the development and patenting of the Company's Self-Reinforcing technologies and resorbable implant designs, the write off and reserve of impaired inventory, pre-clinical and clinical studies, preparation of submissions to the FDA and foreign regulatory agencies, the development of sales, marketing and distribution channels, the write-off of acquired in-process research and development and the development of the Company's manufacturing capabilities. The Company has recorded losses in recent periods, including a loss of approximately $4.6 million in 2000 and $2.5 million in 2001. Although the Company's revenues grew significantly in the second half of 1996 and during 1997 and 1998, there was no revenue growth during 1999, revenues decreased by $2.8 million in 2000, but have increased $0.7 million in 2001. No assurance can be given that revenues will grow in the future or that revenues will exceed expenses. There can be no assurance that the Company will be able to successfully commercialize its products or that the Company will be profitable again.

         The Company has one business segment - bioabsorbable implants and instruments for surgical use in bone and bone to soft tissue procedures. Sports medicine and Fracture fixation are product lines sold for these applications During 2001, approximately 91% of the Company's revenues were implants, 5% were associated instruments, and 4% were other revenues. Instruments are needed for surgical procedures involving the Company's implants and are therefore inexorably linked to implant sales. A substantial portion of the Company's revenues result from the sales of the Meniscus Arrow, which received FDA clearance in March 1996. During 1999, 2000 and 2001, Meniscus Arrow sales were 62%, 59% and 47%, respectively, of the Company's total product sales.

         During 2001, the Company continued to implement its initiatives, begun in 2000, to refocus its business and reallocate critical resources. During the third quarter ended September 30, 2001, the Company took a restructuring charge of $343 thousand. The charge related primarily to severance for sales and order entry personnel. This reduction was made to eliminate redundancies and streamline operations. During the fourth quarter ended December 31, 2001, the Company reported earnings of $187 thousand, resulting in earnings per basic and diluted share of $0.02. Management has continued with its implementaion of operation improvement plans and during 2002 is continuing to focus on and evaluate monthly the effects of these initiatives. No assurances can be given that the Company's initiatives will result in profitable operations in the future.

         The Company sells implants and stainless steel surgical instruments to hospitals and surgery centers in the United States and to distributors in international locations. In certain more limited cases the Company consigns implants to hospitals in the United States, primarily during an introductory period when surgeons are evaluating these products. In order to support implant sales efforts in the United States the Company will, in limited cases, provide instruments free of charge to hospitals and surgery centers. The sale of these instruments results in margins which are typically lower than the margins applicable to the Company's implant products. For financial statement purposes, revenues from the sale of instrumentation systems are included within product sales and costs associated with such systems are included within cost of goods sold. The following is a summary of the Company's business practices related to implants and instruments at hospitals and distributors in the United States.

         The Company's consigned products at distributors or hospitals represent implants and instruments. The Company had been amortizing the cost of instruments provided to distributors and hospitals over their economic life. During the fourth quarter of 1999, the Company began expensing instruments at hospitals. During the second quarter of 2001, the Company fully reserved for instruments on consignment at distributors, resulting in a charge of approximately $0.2 million. Due to competitive and technological factors, the Company now expenses all instruments consigned to distributors and hospitals.

         HOSPITALS

         All of the Company's implant products are used exclusively with the appropriate instrument set. The placing of instruments at the hospital is, therefore, required for all of the Company's product sales and is not related to only particular customers or groups of customers.

         While the primary mode of sale in the United States is direct sale to hospitals from the Company's warehouse, The Company has also consigned implants at hospitals in the United States, but not in hospitals in foreign locations. Implants are generally consigned to hospitals during the defined period (usually 30 to 60 days) while a surgeon is evaluating the implants. Title passes to the hospital at the time of usage of the implant in a surgical procedure, in which case the Company records the sale, or the hospital returns the unused consigned implants when the trial period is over.

         The Company considers the placing of instruments at hospitals to represent a cost incurred to promote the future sales of its implant products. The Company classifies this expense in cost of goods sold. Since the Company does not enforce minimum purchase requirements, it does not view the instrument as a sales discount.

         Due to competitive factors, the Company made a determination in the fourth quarter of 1999 that it could no longer control the future purchases of the implants associated with hospital instruments. Since the benefits of future sales from placing the instrument became uncertain and recovery of the cost of the instrument or payment for the instrument was and is considered unlikely, the Company expenses the cost of the instrument when placed at the hospital.

         DISTRIBUTORS

         The accounting policy for consigned implants at distributors is the same as that for consigned implants at hospitals - there is no recognition of a sale until the risk of ownership and title have passed. In the case of consigned implants at distributors, the distributor will deliver the product to a hospital, typically on the day of the surgery, and title passes to the hospital at the time of the usage of the implant in a surgical procedure, at which time the Company records the sale.

         Through March 31, 2001, the Company believed that instruments held by distributors being used primarily for sales demonstrations had a useful life of approximately three years, which represented management's estimate of the future life of the instruments considering technological and competitive factors. Consequently, the cost of these instruments was amortized over this period.

         During the second quarter of 2001, it became apparent during the Company's periodic review of distributor inventory, that the future life of instruments at distributors had become unpredictable due to the competitive environment and pace of technological changes. The Company determined that a portion of instruments held at distributors were in fact being given to hospitals by the distributors due to competitive pressures. Additionally, the return of instruments from distributors was resulting in write offs due to wear and tear and technology changes. For these reasons the Company estimated that the future life of instruments placed at distributors would be reduced and fully reserved for the remaining $0.2 million balance of instruments at distributors during the period ended June 30, 2001. This resulted in a charge of $0.2 million to cost of goods sold. The Company now expenses instruments upon placement with distributors.


         As a part of the Company's marketing efforts, the Company's marketing staff and regional sales managers participate in conventions attended by surgeons in which they demonstrate the products in models of human bone and show surgeons how to use the products. These individuals may also attend a surgical procedure to answer any questions the surgeon may have. None of these efforts are obligations related to a contract or a sale but are done to enhance customer relationships at the discretion of the Company. The Company is not obligated on any sale of product to support or train. The Company sells its products through managed networks of sales agents, distributors and dealers. In the U.S., the Company handles all invoicing functions directly and pays commissions to its sales agents or representatives. Outside the U.S., the Company sells its products directly to distributors and dealers at discounts that vary by product and by market. Accordingly, the Company's U.S. sales result in higher gross margins than international sales.

         Bionx continues to evaluate the formation of strategic partnerships for craniofacial products. The Company believes that with the appropriate strategic partner who has a focused marketing and sales effort, coupled with key surgeon champions and a unique product portfolio, resorbable fixation products can effectively penetrate this craniofacial market. Bionx currently participates in this craniofacial market and has established a position for resorbable plates and screws. If working with the appropriate strategic partner, the Company believes that it can leverage its current position and expand its market presence by introducing new and innovative products directed towards these surgical specialties.

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

         The Company's cash and cash equivalents decreased from $7.0 million at December 31, 2000 to $5.0 million at December 31, 2001. The decrease from December 31, 2000 is primarily due to the Company's net loss, offset by non-cash expenses (depreciation, amortization and consignment amortization) and capital spending. At December 31, 2001, the Company had net working capital totaling $9.7 million, or a 4:1 ratio of current assets to current liabilities.

         During 2000, the Company began invoicing European customers in Euro's. The majority of the Company's sales are in the United States, with most of the sales to international markets in Europe and Asia. During 1999, 2000, and 2001, international product sales represented approximately 18%, 18% and 21%, respectively, of the Company's total product sales. The Company has foreign operations in Finland consisting primarily of manufacturing and certain R&D and marketing functions. The Company invoices more than 85% of its consolidated revenues in US Dollars. Approximately 75% of the expenses incurred by the Company are denominated in US Dollars. The majority of other revenues and expense are in Euro's - Euro denominated expenses exceed Euro denominated revenues. Consequently, a weakening in the Euro has a favorable impact on the Company while a strengthening has an unfavorable impact. Foreign exchange can currently reduce annual income before taxes by approximately $50 thousand if the Euro increases in value by 1% depending upon the extent of the Company's Euro denominated net expenses and/or net assets for the period under evaluation. The Company may seek to manage its foreign currency risk through the purchase of foreign currency options and forward contracts in the future. However, there is a cost to such hedging and, for 2001, the Company did not hedge such exposures. No assurances can be given that such hedging techniques if implemented will protect the

Company from exposure  resulting from relative changes in the economic  strength
of  the  Euro.   Foreign  exchange   transaction   gains  and  losses  can  vary
significantly from period to period.

         Periodically,   the  Company  has  evaluated  constructing  or  leasing
manufacturing facilities in the United States to supplement its Finnish manufacturing capabilities. At this time the Company has decided to supplement its Finnish manufacturing by using third party contract manufacturers, primarily in the United States, to produce specific implants or instruments.

         While the Company's operating losses have resulted in net operating loss carryforwards ("NOL") of approximately $8.1 million in federal NOL, $2.6 million in state NOL, and $5.7 million in foreign NOL. For federal, state and foreign income tax reporting purposes as of December 31, 2001, the extent to which such carryforwards are available to offset future U.S. and Finnish taxable income may be limited as a result of various ownership changes that have occurred in recent years. Additionally, because tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these carryforwards for income tax purposes. Furthermore, income earned by a foreign subsidiary may not be offset against operating losses of U.S. entities. The statutory tax rates applicable to the Company and its foreign subsidiaries vary substantially. Tax rates have fluctuated in the past and may do so in the future. See Note 11 of the Notes to the Company's Consolidated Financial Statements.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's inventory reserve methodology and accounts receivable methodology are described in Note 2 'Summary of Significant Accounting Policy' in the Notes to Consolidated Financial Statements.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

         The following table sets forth, for the periods indicated, the percentage increase or decrease of certain items included in the Company's consolidated statements of income.


                     INCREASE (DECREASE) FROM PREVIOUS YEAR

                                                         2000           2001
                                                       COMPARED       COMPARED
                                                       WITH 1999      WITH 2000
                                                       ---------      ---------
Total Revenues                                          (13.5%)          3.6%
Cost of goods sold, excluding special charge (note 3)     41.7%        (28.6%)
Gross profit                                              10.7%         30.5%
Selling, general, and administrative expenses           (28.3%)          3.9%
Research and development expenses                       (28.6%)         24.8%

See Note 3 to the Company's Consolidated Financial Statement

PRODUCT SALES
The Company's product sales decreased by 12.3% from $20.5 million in 1999 to $17.9 million in 2000, and increased by 4.1% to $18.7 million in 2001. The decrease in product sales in 2000 reflected a 7.4% reduction in sales of Sports Medicine products and a 23.5% reduction in Orthopedic Trauma and Craniofacial products due to changes in distribution effectiveness and reduced Meniscus Arrow sales offset by new product sales. Meniscus Arrow sales were negatively impacted by a reduction in the number of arrows used per surgery, increases in competitive offerings, and the increase in non-Arrow sales reflects new products and market opportunities.

The increase in product sales in 2001 resulted from the Company's continuing focus on growing market share and diversification of our product line. Revenues generated from the sale of instrumentation systems and related loaner fees represented 4%, 8% and 7% of total sales in 1999, 2000, and 2001 amounting to $.9 million in 1999, $1.4 million in 2000, and $1.3 million in 2001. Instrumentation revenues relating to the Meniscus Arrow during 1999, 2000, and 2001 were approximately $0.3 million, $0.2 million and $0.1 million respectively. Sports Medicine products represented approximately 71% of the Company's product sales in 2001.

New products introduced in 2000 accounted for $3.6 million of sales in 2001, a 118% increase over the sale of the same new products in 2000 of $1.7 million, as the Company's product development, marketing and sales activities resulted in a more diverse product line, in line with the Company's strategy to satisfy surgeon needs by developing new and innovative procedure specific products.

During 1999, 2000 and 2001, international product sales represented approximately 18%, 18%, and 21% respectively, of the Company's total product sales. See Note 15 of the Notes to the Company's Consolidated Financial Statements.

GLOBAL SPORTS MEDICINE
Consolidated sales of Sport Medicine products, including instruments, increased 4.1% from $12.7 million during the twelve months ended December 31, 2000 to $13.2 million during the twelve months ended December 31, 2001. Non - Arrow sales accounted for 33% of the 2001 Sports Medicine sales, and new products, consisting primarily of Sports Medicine products, had a sales growth of 118% over 2000. We plan to continue to expand our product offerings, providing the surgeon with improved clinical solutions in all segments our business.

FRACTURE FIXATION PRODUCTS
Consolidated sales of Fracture Fixation products, which include the Orthopedic Trauma and Craniofacial product lines, increased 5.0% from $5.2 million during the twelve months ended December 31, 2000 to $5.5 million during the twelve months ended December 31, 2001.

           GLOBAL ORTHOPEDIC TRAUMA
           Consolidated sales of Orthopedic Trauma products, including instruments, increased less than 1% to $4.1 million during the twelve months ended December 31, 2001 from $4.0 million during the twelve months ended December 31, 2000.

           GLOBAL CRANIOFACIAL
           Consolidated sales of Craniofacial products, including instruments, increased 21% from $1.2 million during the twelve months ended
           December  31, 2000 to $1.4  million  during the twelve  months  ended
           December 31, 2001. This is largely due to strong sales in the international markets utilizing new focused distributor partners.

LICENSE AND GRANT REVENUES
License and grant revenues decreased by 52% from $0.6 million in 1999 to $0.3 million in 2000 and decreased by 28% to $0.2 million in 2001. This revenue is generated from grants obtained from a Finnish government research organization which funds certain research and development projects. These grants have declined due to increased in-house product development funding which enables the Company to meet short-term horizons for product introductions.

         GROSS PROFIT; GROSS PROFIT MARGINS. The Company's gross profit increased by 11% to $9.9 million in 2000, and increased 31% to $13.0 million in 2001. Overall, the Company's gross profit margin was 43% in 1999, 55% in 2000, and 69% in 2001. The cost of goods sold in 1999 includes $6.2 million of charges related to obsolete instrument and implant inventory. The cost of goods sold in 2000 includes a $1.5 million charge for excess implant and instrument inventory primarily due to a change in the Company's distributor channel for craniofacial surgery products and, to a lesser extent, due to competitive and technological advances. The gross profit excluding these adjustments would have been $15.2 million and $11.5 million in 1999 and 2000, respectively. Excluding this adjustments the gross profit margin would have been 72% and 63% in 1999 and 2000. The reduction in gross profit margin as a percent of sales is attributable primarily to the effect of fixed overhead spread over lower sales in 2000 as compared to 1999 and a change in mix towards products with lower gross margins. In 2001 the Company's gross profit was 69%. The improvement in 2001 as compared to the 63% gross profit in 2000, excluding the $1.5 million charge, was due to reductions in obsolete implant and instrument charges and from ongoing process improvements within our logistics and manufacturing groups and a reduction in the manufacturing work force. See Note 3 'Inventory' for further detail on the charges to cost of goods sold from prior years.

         The Company had been amortizing the cost of instruments provided to distributors and dealers over their economic life. The Company periodically reviews instruments at dealers and distributors to determine the future utility of the instruments. During the second quarter of 2001, the Company wrote off instruments on consignment at distributors, resulting in a charge of approximately $0.2 million. Prior to the second quarter of 2001, the Company amortized the cost of instrumentation inventory consigned to distributors and dealers, and classified this as accumulated amortization. The Company's total amortization charge for these items was $0.3 million in 1999, $0.7 million in 2000, and $0.5 million in 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 28% to $11.4 million in 2000, and increased 3.9% to $11.8 million in 2001. Such expenses were flat at 63% of product sales in 2000 and 2001 The decrease in the dollar amount of selling, general and administrative expenses during 2000 is primarily attributable to reduced sales expense as the Company restructured its operations and organization to a system of managed sales agents and distributors from the previously utilized hybrid structure that included sales employees and is also attributable to reduced Craniofacial distributor commissions, with reduced sales administration and marketing costs contributing to the reduction to a lesser extent. The increase in the dollar amount of selling, general and administrative expenses during 2001 is primarily attributable to the Company's use of outside consultants to streamline and manage our computer systems and other day-to-day operations. Advertising expenses were $350,848 and $216,525 for years ended December 31, 2000 and 2001, respectively.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by 29% from $3.8 million in 1999 to $2.7 million in 2000 and increased by 25% to $3.3 million in 2001. Research and development as a percentage of product sales decreased from 18% in 1999, to 15% in 2000, and increased to 18% in 2001. The decrease in 2000 is the result of reduced spending on projects with longer time horizons as the Company emphasized projects that appear to have shorter development cycles, and the increase in 2001 is a result of the Company's commitment to providing cutting-edge products for an increasingly competitive Sports Medicine environment. Management intends to continue this level of funding as our commitment to our customers requires continuous technological advancement, but makes no assurances as to the Company's ability to do so.

PATENTS AND LITIGATION EXPENSE. The Company's fees of $0.1 million in 2001 were reduced significantly compared to fees of $0.3 million in 2000, and $2.1 million in 1999. The Company incurred legal fees to prosecute (and in one instance settle) three patent infringements suits during 1999. The patent litigation legal fees incurred during 1999, 2000 and 2001, were part of the Company's efforts to protect and strengthen its proprietary intellectual property position. As these actions were not generally as active in 2000 and 2001, the expenses were reduced.

OTHER INCOME AND EXPENSE. Other income and expense consists of interest income and expense and miscellaneous expense and income items. The Company generated net interest income of $0.2 million in 1999, $0.3 million in 2000. Interest income in 2001 was $0.2 million, and interest expense was $0.01 million, with net interest income remaining at $0.19 million. A foreign currency transaction gain of $0.5 million was recorded in "other income" in 1999, compared to a foreign currency transaction loss of $0.5 million during 2000 and a gain of $0.001 million in 2001.

INCOME TAXES. During 1999 both the US and Finnish operations had net losses with no benefit recorded. The tax charge of $63,000 in 1999 represented an adjustment to the net deferred tax asset. In 2000 there were no charges as the Company had a loss and there were no taxes required. During 2001, the tax charge of $5,553 was due to Finnish taxes from a previous year. Both the US and Finnish operations had net losses with no benefit recorded.

NET INCOME(LOSS). The Company reported net losses of $12.5 million, $4.6 million, and $2.5 million in 1999, 2000, and 2001, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities " (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for, depending on the use of the derivative and whether it qualifies for hedge accounting under SFAS 133. Prospective application of SFAS 133, as amended, is required commencing with the first quarter of the fiscal year beginning after December 31, 2000, however, earlier application is permitted. The impact of SFAS 133 was not material to our financial position and results of operations. At December 31, 2001, the Company had no derivative instruments.

         In June  2001,  the FASB  issued  SFAS No.  143,  Accounting  for Asset
Retirement Obligations (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003.

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The Company is required to adopt FAS 142 effective January 1, 2002. As of December 31, 2001, the Company had net goodwill of $2,905,133 million. For the year ended December 31, 2001, the Company recorded $1,034,030 of goodwill amortization. At this time, the Company does not believe that the adoption of FAS 142 will have a material effect on the Company's financial position or results of operation, but understands that market conditions and other uncertainties may change the Company's exposure in the future.

         In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). FAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. At this time, the Company does not believe that the adoption of FAS 144 will have a material effect on the Company's financial position or results of operation, but understand that market conditions and other uncertainties may change the Company's exposure in the future.

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

                                                      (in thousands)
2000
Quarter ended March 31................................   $ 4,971
Quarter ended June 30.................................     4,397
Quarter ended September 30............................     4,111
Quarter ended December 31.............................    $4,454

2001
Quarter ended March 31................................   $ 4,931
Quarter ended June 30.................................     4,763
Quarter ended September 30............................     4,347
Quarter ended December 31.............................    $4,631

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

         The Company has relied primarily upon external (private and public) sources of equity to fund operations and development. At December 31, 2001, cash and cash equivalents totaled $5.0 million, which is a decrease of $2.0 million from $7.0 million at December 31, 2000. The decrease from December 31, 2000 is primarily due to the Company's net loss, offset by non-cash expenses (depreciation, amortization and consignment amortization) and capital spending. At December 31, 2001, the Company had net working capital totaling $9.7 million, or a 4:1 ratio of current assets to current liabilities.

         The Company's liquidity is dependent primarily upon its ability to improve operating results and thereby generate adequate cash flow from operations. During 2001, the Company continued to implement its initiatives, begun in 2000, to refocus its business and reallocate critical resources. During the third quarter ended September 30, 2001, the Company took a restructuring charge of $343 thousand. The charge related primarily to severance for sales and order entry personnel. This reduction was made to eliminate redundancies and streamline operations. Management has implemented operation improvement plans and during 2002 is continuing to focus on and evaluate monthly the effects of these initiatives. These plans have included the addition of critical resources in areas that will have the greatest impact on sales growth and profit improvement; consolidation of the sales organization designed to improve sales efficiencies, increase market coverage, and reduce the Company's cost of sales; reduction in sales administration to reduce the Company's overall selling costs; a refocus of R&D investments on new product introductions that will provide complementary product offerings; consolidation of global inventories to reduce the Company's overall investment in inventories and improve customer service levels; reduction in inventory levels to improve inventory turn rates thereby reducing the Company's cash requirements to support inventory investments; increases in sales and marketing efforts designed to expand sales contributions from markets outside of the US; and the implementation of surgeon educational programs designed to increase surgeon awareness and use of the Company's products. However, there can be no assurance that these steps will be successful. The Company's operations may not provide sufficient internally generated cash flows to meet the Company's projected requirements. The Company's ability to continue to finance its operations will depend on its ability to achieve profitability by improving sales and margins, its ability to reduce cash outflows and, if necessary, its ability to obtain other sources of funding sufficient to support the Company's operations. No assurances can be given that such funding will be available on satisfactory terms or at all.

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

         The Company believes that existing capital resources together with cash flow from operations (if, and to the extent, generated) will be sufficient to fund its operations during 2002. This statement constitutes a Forward-Looking Statement. Actual results could differ materially from the Company's expectations regarding its capital requirements and its sources of capital. The Company's future capital requirements and the adequacy of available capital resources will depend on numerous factors, including the Company's ability to reverse recent trends and successfully perform management initiatives, market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, acquisition opportunities, progress with preclinical studies, clinical trials and product clearances by the

FDA and other agencies, the cost and timing of the Company's efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of the Company's products. The Company's operations did not produce positive cash flows during 1994, 1995, 1996, 1998, 1999, or 2001, with a slight increase in 2000. To the extent that funds generated from the Company's operations, together with its existing capital resources, and the net interest earned thereon, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The terms of any further equity financing may be dilutive to stockholders and the terms of any debt financing may contain restrictive covenants, which limit the Company's ability to pursue certain courses of action. The Company does not have any committed sources of financing and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. Principal stockholders of the Company who previously provided funding to the Company and provided guarantees to sources of credit have indicated that they do not intend to continue furnishing such assistance. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations could be materially and adversely affected. The sufficiency of the Company's capital reserves with respect to operations beyond December 31, 2001 will depend primarily upon the Company's operating results and the extent to which such results are capable of funding anticipated growth.

         No assurances can be given that the Company's initiatives will result in profitable operations in the future.

         The Company is owed $0.441 million from Bionix B.V. at December 31, 2001. Sixty-eight percent of Bionix B.V. stock is owned by related parties. Bionix B.V. beneficially owns 24.9% of the Company.

         The Company was able to make substantial improvements in cash flow management due to its continued efforts to complete the management initiatives, while continuing to fund research and development at 18% of sales during 2001. This research funding consisted of investing in new treatment modalities and product development that does not result in dramatic sales increases initially and does not do so until products are released and gain market acceptance.

         The Company's total use of cash and cash equivalents for 1999 was $11,026,881 and total generation of cash and cash equivalents during 2000 was $3,863,591. During 2001, cash and cash equivalent use was $2,064,590.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's functional currency is the US dollar, however, because the Company has revenues and expenses that are Euro-denominated the Company may seek to manage its foreign currency risk through the purchase of foreign currency options and forward contracts in the future. During 2001, the Company did not purchase financial instruments to manage foreign currency risk. Foreign exchange can currently reduce annual income before taxes by approximately $50 thousand if the Euro increases in value by 1% depending upon the extent of the Company's Euro denominated net expenses and/or net assets for the period under evaluation. The Company may seek to manage its foreign currency risk through the purchase of foreign currency options and forward contracts in the future. However, there is a cost to such hedging and, for 2001, the Company did not hedge such exposures. No assurances can be given that such hedging techniques if implemented will protect the Company from exposure resulting from relative changes in the economic strength of the Euro. Foreign exchange transaction gains and losses can vary significantly from period to period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial information is set forth on the following pages immediately following this page:

                                                                           Page


Independent Auditors' Report                                                42

Consolidated Balance Sheets as of December 31, 2000 and 2001                43

Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 2000 and 2001                                          44

Consolidated Statement of Stockholders' Equity and Comprehensive
  Income for the Years Ended December 31, 1999, 2000 and 2001               45

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 2000 and 2001                                          46

Notes to Consolidated Financial Statements                                  48

Schedule II - Valuation and Qualifying Accounts                             63

                          INDEPENDENT AUDITORS' REPORT

 Board of Directors and Stockholders
 Bionx Implants, Inc.:

         We have audited the accompanying consolidated balance sheets of Bionx Implants, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bionx
Implants, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with generally accepted accounting principles in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                   KPMG LLP



Philadelphia, Pennsylvania
February 22, 2002

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 2001

                                                                      DECEMBER 31,
                                                              ---------------------------
                                                                  2000           2001
                                                              ------------   ------------
      Cash and cash equivalents............................   $  7,050,078   $  4,985,488
      Trade accounts receivable, net of allowance of             2,526,255      2,466,521
           $246,781 and $245,788 as of December 31,
           2000 and 2001, respectively.....................
      Inventory, net (note 3)..............................      4,679,082      3,703,947

      Grants receivable....................................        109,405         95,436
      Related party receivable (note 5)....................        402,400        528,542
      Other receivables ...................................         77,021          7,819
      Prepaid expenses and other current assets ...........        392,076        339,884
      Deferred tax asset...................................        797,908        797,908
                                                                   -------        -------
Total current assets.......................................     16,034,225     12,925,545

Plant and equipment, net (note 4)..........................      2,229,470      2,061,611
Goodwill, net (note 2)                                           3,102,091      2,905,133
Intangibles, net (note 2)..................................        812,949        922,386
                                                              ------------   ------------
Total assets...............................................   $ 22,178,735   $ 18,814,675
                                                              ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Trade accounts payable...............................   $  2,672,316   $  1,776,719
      Long-term debt, current portion (note 7).............          7,007         34,811
      Accrued and other current liabilities (note 6).......      1,637,881      1,391,820
                                                              ------------   ------------
Total current liabilities..................................      4,317,204      3,203,350

Long-term debt (note 7)....................................        185,828        348,919
Subordinated debt (note 7).................................        145,233        145,233

Total liabilities..........................................      4,648,265      3,697,502
                                                              ------------   ------------

Commitments and contingencies (note 9).....................              -              -
                                                              ------------   ------------

Stockholders' equity (notes 8 and 10)
     Preferred stock, par value $0.001 per share,
          8,000,000 shares authorized,
          None issued and outstanding .....................              -              -

     Common stock, par value $0.0019 per share, 31,600,000
          shares authorized, 10,819,464 and 10,864,906
          shares issued as of December 31, 2000 and 2001,
          respectively.....................................         20,557         20,643

     Treasury stock, 2,779 shares as of December 31, 2001 .              -         (7,698)
     Additional paid-in capital............................     39,872,309     39,986,221
     Accumulated deficit...................................    (21,337,765)   (23,819,063)
     Amounts due from employees related to stock
       Purchases                                                         -        (38,299)
     Accumulated other comprehensive income................     (1,024,631)    (1,024,631)
                                                              ------------   ------------

Total stockholders' equity ................................     17,530,470     15,117,173
                                                              ------------   ------------

Total liabilities and stockholders' equity.................   $ 22,178,735   $ 18,814,675
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                        YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  1999           2000           2001
                                                              ------------   ------------   ------------
Revenues:
   Product sales.....................................         $ 20,450,448   $ 17,932,871   $ 18,671,969
   License and grant revenues (note 12)..............              617,716        298,913        215,750
                                                              ------------   ------------   ------------
           Total revenues............................           21,068,164     18,231,784     18,887,719
                                                              ------------   ------------   ------------

Cost of goods sold (note 3)..........................            5,857,189      8,299,048      5,927,197
Special charge related to instrument
    and implant inventory (note 3)                               6,241,000              -              -
                                                              ------------   ------------   ------------

Gross profit.........................................            8,969,975      9,932,736     12,960,522
                                                              ------------   ------------   ------------

Selling, general and administrative                             15,887,518     11,392,089     11,834,062
Research and development.............................            3,758,680      2,682,256      3,347,853
Restructuring costs, including severance charges,
  (note 16)                                                        296,082              -        342,739
Patents and litigation expense                                   2,141,332        333,782        104,857
                                                              ------------   ------------   ------------

Total operating expenses.............................           22,083,612     14,408,127     15,629,511
                                                              ------------   ------------   ------------

Operating loss.......................................          (13,113,637)    (4,475,391)    (2,668,989)
                                                              ------------   ------------   ------------

Other income and (expenses):
   Interest income ..................................              250,760        341,402        206,823
   Interest expense                                                 (3,258)        (8,278)       (12,130)
   Other, net........................................              466,197       (466,376)        (1,449)
                                                              ------------   ------------   ------------

   Total other income and (expenses), net                          713,699       (133,252)       193,244
                                                              ------------   ------------   ------------

Loss before provision for income
    Taxes                                                      (12,399,938)    (4,608,643)    (2,475,745)
Provision for income taxes (note 11)                               (63,175)             -         (5,553)
                                                              ------------   ------------   ------------

Net loss.............................................         $(12,463,113)  $ (4,608,643)  $ (2,481,298)
                                                              ============   ============   ============

Loss per share (note 2):
      Basic..........................................         $      (1.39)        $(0.44)        $(0.23)
      Diluted........................................                (1.39)         (0.44)         (0.23)
Shares used in computing Loss per share (note 2):
      Basic..........................................            8,942,866     10,503,316     10,832,080
      Diluted........................................            8,942,866     10,503,316     10,832,080

          See accompanying notes to consolidated financial statements.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                                                       Accumulated
                                                                Amounts Due   Additional                  Other          Total
                           Number of  Common Stock  Treasury  From Employees   Paid-In   Accumulated  Comprehensive  Stockholder's
                             Shares   Par Value or   Stock      For Shares     Capital     Deficit        Loss           Equity
                          ----------------------------------------------------------------------------------------------------------
Balance, December 31,
 1998                      8,922,076     $16,952   $(128,198)    $      -    $35,642,502  $(4,266,009)  $(1,024,631)   $30,240,616

Treasury stock purchased,
 6000 shares                       -           -     (33,497)           -              -            -             -        (33,497)

Exercise of incentive
 stock options               277,009         526           -            -        249,474            -             -        250,000

Comprehensive loss                 -           -           -            -              -   (12,463,113)           -    (12,463,113)
                          ----------------------------------------------------------------------------------------------------------
Balance, December 31,
 1999                      9,199,085     $17,478   $(161,695)    $      -    $35,891,976  $(16,729,122)  $(1,024,631)  $17,994,006

Net proceeds from rights
 offering                  1,586,857       3,015           -            -      3,937,153             -             -     3,940,168

Issue of shares to
 employee investment
 plan                         33,522          64     161,695            -         43,180             -             -       204,939

Comprehensive loss                 -           -           -            -              -    (4,608,643)            -    (4,608,643)
                          ----------------------------------------------------------------------------------------------------------
Balance, December 31,
 2000                     10,819,464     $20,557   $       -     $      -    $39,872,309  $(21,337,765)  $(1,024,631)  $17,530,470



New issue of shares to
 employee Investment
 plan                         45,442          86           -            -        113,912             -             -       113,998

Amounts due from employees
 related to stock
 purchases                         -           -           -      (38,299)             -             -             -       (38,299)

Acquisition of Treasury
 Stock, 2,779 shares               -           -      (7,698)           -              -             -             -        (7,698)

Comprehensive loss                 -           -           -            -              -    (2,481,298)            -    (2,481,298)
                          ----------------------------------------------------------------------------------------------------------
Balance, December 31,
 2001                     10,864,906     $20,643     $(7,698)    $(38,299)   $39,986,221  $(23,819,063)  $(1,024,631)  $15,117,173
                          ==========     =======     ========    =========   ===========  =============  ============  ===========

          See accompanying notes to consolidated financial statements.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                  --------------------------------------------

                                                                          YEARS ENDED DECEMBER 31,
                                                                ------------------------------------------
                                                                    1999           2000           2001
                                                                ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss)..........................................   $(12,463,113)  $ (4,608,643)  $ (2,481,298)
                                                                ------------   ------------   ------------
  Adjustments to reconcile net income (loss) to
    Net cash (used in) provided by operating activities:
Depreciation and amortization................................      1,391,646      1,264,632      1,195,022
Consignment amortization.....................................        295,331        698,948        516,665
Deferred tax provision.......................................         63,175       (280,694)             0
Provision for bad debt.......................................        297,815       (193,917)          (993)
Change in assets and liabilities:
   Decrease in inventory (note 3)............................      1,708,775      2,395,852        458,470
   Decrease in accounts receivable, net                              805,394      1,207,733         60,727
   Decrease in grant receivable..............................         52,365         27,118         13,969
   (Increase) decrease in prepaid expense, related
     party and other assets..................................       (269,191)       362,798         (4,748)
   (Decrease) in accounts payable............................     (1,236,189)      (267,901)      (895,597)

   (Decrease) in current tax liability.......................       (577,673)             -              -
   Increase (decrease) in accrued and other
     Liabilities.............................................        582,299       (535,007)      (246,061)
                                                                ------------   ------------   ------------
Net cash provided by (used in) operating
   Activities................................................   $ (9,349,366)  $     70,919   $ (1,383,844)
                                                                ------------   ------------   ------------

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                  --------------------------------------------

                                    CONTINUED

                                                                    1999           2000           2001
                                                                ------------   ------------   ------------
Cash flows from investing activities:
   Purchases of plant and equipment..........................   $ (1,192,436)  $   (251,702)  $   (662,903)
   Purchases of intangibles..................................       (619,583)      (405,431)      (276,739)
                                                                ------------   ------------   ------------

Net cash used in investing activities........................     (1,812,019)      (657,133)      (939,642)
                                                                ------------   ------------   ------------

Cash flows from financing activities:
   Proceeds from increase of long-term debt..................              -        304,698        195,137

   Repayment of long-term debt...............................        (81,999)             -         (4,242)
   Acquisition of treasury shares............................        (33,497)             -         (7,698)
   Proceeds from rights offering.............................              -      3,940,168
   Proceeds from employee investment plan....................              -        204,939         75,699
   Proceeds from exercise of employee
      stock options..........................................        250,000              -              -
                                                                ------------   ------------   ------------

Net cash provided by  financing activities...................   $    134,504   $  4,449,805   $    258,896
                                                                ------------   ------------   ------------

Net increase (decrease) in cash and
   cash equivalents..........................................   $(11,026,881)  $  3,863,591   $ (2,064,590)

Cash and cash equivalents at beginning of year...............   $ 14,213,368   $  3,186,487   $  7,050,078
                                                                ------------   ------------   ------------

Cash and cash equivalents at end of year.....................   $  3,186,487   $  7,050,078   $  4,985,488
                                                                ============   ============   ============

Supplemental disclosure of cash flow information:
Cash paid for interest.......................................   $      3,258   $      5,033   $      8,885
Cash paid for taxes..........................................   $    275,321   $          -   $      5,553
                                                                ============   ============   ============

           See accompanying notes to consolidated financial statements

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION

BUSINESS PURPOSE

         The Company is a leading developer, manufacturer and marketer of self-reinforced, resorbable polymer implants, including screws, pins and arrows, for use in a variety of applications which include orthopedic and craniofacial surgery. The Company's proprietary manufacturing processes self-reinforce a resorbable polymer, modifying the gel-like or brittle polymer structure into a physiologically strong structure with controlled, variable strength retention (ranging from three weeks to six months depending upon the medical indication). The Company currently markets its product lines through managed networks of independent agents, distributors and dealers.


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

         The Company estimates its Accounts Receivable reserves by analyzing its accounts receivable outstanding for both domestic and international accounts. It uses common factors such as days receivables outstanding and aging schedules and estimates reserve percentages based on historical experience.

         The Company also uses estimates for its inventory reserve methodology. Implants and instruments are first reserved for known rejected or impaired product. Next, reserves are estimated based on an aging analysis that takes into account factors such as inventory dating and considers technology advancements based on sales history.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash on hand and in the bank as well as short-term securities. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term nature.

INVENTORY

         Inventory is valued at the lower of cost or market, with cost being determined under a first-in, first-out (FIFO) method. Reserves are generally established for excess and obsolete inventory on a specific identification basis. The instrument inventory, to the extent it is released on consignment to dealers and distributors, is expensed in the period released.

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

INTANGIBLES

         Patents are stated at cost. Amortization of patents is recorded using the straight-line method over the remaining legal lives of the patents, generally for periods ranging up to 12 years. Accumulated amortization related to intangibles was $748,026 and $715,055 at December 31, 2000 and 2001, respectively. Other intangibles are patents held by the Company's Finnish subsidiary. At December 31, 2001 net patents were $922,386, and accumulated amortization related to patents was $715,055.

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

GOODWILL

         Goodwill, representing costs in excess of the fair value of assets acquired, is amortized on a straight-line basis over 20 years. On a periodic basis, the Company evaluates the carrying value of intangible assets based upon expectations of undiscounted cash flows. Accumulated amortization related to goodwill was $837,072 and $1,034,030 at December 31, 2000 and 2001,
respectively. Goodwill was $3,939,163 at December 31, 2000 and 2001. In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The Company is required to adopt FAS 142 effective January 1, 2002. As of December 31, 2001, the Company has net goodwill of $2,905,133.

CERTAIN RISKS AND CONCENTRATIONS

         The Company extends unsecured trade credit in connection with its commercial sales to a customer base comprised of both foreign and domestic entities, all of which are concentrated in the healthcare industry.

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

         The Company  recognizes  revenue upon  shipment and passage of title of
its  products  to  customers.   Some  factors  considered  in  the  the  revenue
recognition policy are as follows:

     o The arrangement to sell to customers is evidenced by firm purchase orders. Title and the risks and rewards of ownership are transferred to the customer when product is shipped under the terms of the purchase orders.

     o Payment by the customer is due under fixed payment terms and if the sale is to a distributor is not contractually or implicitly delayed until product is resold by the distributor.

     o Returns are only accepted at the discretion of the Company with a 20% restocking charge and historically have not been significant.

     o The terms of the Company's sales to customers do not involve any obligations for the Company to perform future services.

SHIPPING AND HANDLING COSTS

         The Company records shipping and handling costs in selling, general and administrative expenses rather than as cost of sales. Such costs amounted to $420,000, $459,000 and $413,000 in 1999, 2000 and 2001. Charges to customers for shipping and handling are included in total revenues. In accordance with EITF 00-10, the Company has recorded all shipping and handling costs invoiced to customers as revenue.

RESEARCH AND DEVELOPMENT

         All research and development costs are expensed as incurred.

OTHER INCOME AND EXPENSES

         Other Income and Expenses includes interest income and the effect of the remeasurement of foreign currency accounts of the Company's subsidiary in Finland. Net foreign currency remeasurement losses of $466,376 and $8,454 were recorded in "other income and expenses" in 2000 and 2001, respectively.

FOREIGN CURRENCY TRANSLATION

         Effective January 1, 1998, the Company changed the functional currency of its Finnish subsidiary, from the Finnish Markka to the US Dollar. This change arose due to certain changes in the economic conditions of the Finnish operations. The underlying economic factors, which influenced the Company's decision to change the functional currency, was derived from an analysis of the indicators outlined in FAS 52, Appendix A. This included an analysis of the currency denominations of the related assets, cash flows, revenues and expenses of the Finnish operating subsidiary. The Company's Finnish subsidiary changed its local currency to the Euro on January 1, 2002 but continues to use the US Dollar as its functional currency.

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

EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period, giving effect to any treasury shares. Diluted earnings (loss) per share are computed using the weighted average number of common and potential dilutive common shares outstanding during the period. The shares outstanding for basic and diluted calculations were the same for 1999, 2000 and 2001, at 8,942,866, 10,503,316, and 10,832,080, respectively, due to net losses in these periods. These net losses would make the exercise of any stock options and warrants anti-dilutive. Potential dilutive common shares consist of stock options and warrants using the treasury stock method and are excluded if their effect is antidilutive.

         During the year ended December 31, 2000 and 2001 there were 718,043 and 1,119,236 , respectively, stock options that were considered antidilutive and, accordingly, excluded in the calculation of earnings (loss) per share.

RECLASSIFICATIONS

         Certain amounts in the 1999 and 2000 financial statements have been reclassified to conform to the current year presentation.


(3) INVENTORY

         Inventory consists of the following components as of December 31, 2000 and 2001:

                                                       2000          2001
                                                       ----          ----
Raw materials                                       $   745,191       691,990
Finished goods - Implants                             2,698,371     2,301,360
Instruments                                           3,854,701     3,381,145
Instruments on consignment                            2,494,858     2,268,588
                                                      ---------     ---------
                                                      9,793,121     8,643,083
Less:
      Inventory reserve for obsolete and excess
         Instruments and implants
                                                     (5,114,039)   (4,939,136)
                                                     -----------   ----------
                                                     $4,679,082    $3,703,947
                                                     ==========    ==========

1999 INVENTORY CHARGES

         During the second quarter of 1999, the Company recorded a special charge of $0.9 million for excess implant and instrument inventory due to changes in technology and the introduction of new and competing instruments. During the fourth quarter, this charge was increased by $1.6 million as these continued changes in technology created excess inventory. The factors the Company examined were forecasted months of inventory supply, the potential changes in technology, the expected introduction of new and competing products and the expiration dating of implants. The specific amount of the charge was dependent on particular inventory items and an estimate of excess amounts that would ultimately be disposed.

         Additionally, in the fourth quarter of 1999, the Company identified certain distributor accounts that had been terminated by the Company and had outstanding inventory balances. The Company took as special charges, $0.4 million of gross implant inventory and $0.9 million of gross instrument that had been placed with these distributors. The terminated distributors owed the full amount of consigned product back to the Company including any product the distributor may have used as samples and did not report this activity to the Company. The reference "used as samples" means that included in the amount written off were implants the consigned distributor placed with potential customers. These charges reflected the ability in a cost effective manner for the Company to recover the consigned inventory or amounts due from terminated distributors for consigned inventory particulary in light of having no future business relationship with such distributors.

         Also in the fourth quarter of 1999, the Company changed its accounting estimate for instruments consigned to hospitals which resulted in a net charge of $2.4 million. Since the Company could not control future purchases from such hospitals and it was cost prohibitive to return the instruments the Company began expensing the instruments on the initial sales to the hospital. In accordance with APB Opinion 20, the Company wrote off $4.0 million of hospital gross inventory and added back an associated $1.6 million of accumulated amortization, for a net $2.4 million charge.

         In aggregate, the foregoing charges resulted in a Special Charge of $6.2 million during 1999.

2000 INVENTORY CHARGES

         During the fourth quarter of 2000, the Company took a charge of $1.5 million as a result of reduced forecasted sales of craniofacial products and, to a lesser extent, orthopedic trauma products combined with changes in technology and the introduction of new and competing products. The reduced forecasted sales were created by reduced sales personnel and market distribution coverage of the mentioned product lines.

(4) PLANT AND EQUIPMENT

         Plant and equipment consist of the following components as of December 31, 2000 and 2001:

                                                  2000                2001
                                                  ----                ----
Machinery and production equipment              $ 2,776,541          $3,061,544
Construction in progress                              8,039             167,622
Furniture and fixtures                            1,129,181           1,152,352
Capitalized software costs                          611,625             701,036
Computer equipment                                  350,657             412,037
                                                    -------             -------
                                                  4,876,043           5,494,591
Less accumulated depreciation                    (2,646,573)         (3,432,980)
                                                 -----------         -----------
                                                $ 2,229,470          $2,061,611
                                                ===========          ==========

(5) RELATED PARTY TRANSACTIONS

         The Company's product development efforts are dependent upon Dr. Tormala, who is a founder, director, and executive officer of the Company and is currently an Academy Professor at the Technical University in Tampere, Finland and as such is permitted by the University to devote his efforts to developing new products for the Company. This executive utilizes a group of senior researchers, graduate students, and faculty at the Technical University to perform research and development projects involving resorbable polymers and other topics impacting the Company's technology and processes. This arrangement, partially funded by the Company and permitted in Finland as a means of encouraging the commercialization of technological development, has resulted in substantial cost savings to the Company while substantially expanding its product development effort. The Company's funding obligation, which amounted to $417,000, $315,000 and $200,000 during the years ended December 31, 1999, 2000 and 2001 respectively, consists of providing the University with reasonable compensation for University resources (including graduate students) utilized by the Company. In addition, Dr. Tormala has a non-interest bearing loan from the Company. As of December 31, 1999, 2000 and 2001, the amount of the loan was $36,180 for expenses paid on his behalf.

         During 1998 the Company made advances of $9,158 (50,000 Finnish Markka) on behalf of a related party, Bioabsorbable Concepts, Inc., which is owned by certain shareholders, directors, and officers of the Company. This amount was outstanding as of December 31, 1998, 1999, 2000 and 2001.The total amount outstanding at December 31, 2001 was $50,800. The Company's Finnish subsidiary is charging Bioabsorbable Concepts, Inc., for research and development projects on an ongoing basis.

         The Company has paid certain administrative expenses on behalf of Bionix B.V., which is owned by certain shareholders, directors, and officers of the Company. The loan amounts outstanding were $259,311, $357,062 and $441,562 as of December 31, 1999, 2000 and 2001, respectively. Sixty-eight percent of Bionix B.V. stock is owned by related parties. Bionix B.V. beneficially owns 24.9% of the Company.

(6) ACCRUED AND OTHER CURRENT LIABILITIES

         Accrued  and  other  current   liabilities  consist  of  the  following
components as of December 31, 2000 and 2001:


                                                   2000              2001
                                                   ----              ----
Commissions..............................      $     42,466        $   68,692
Royalties................................           284,211           202,341
Wages and Benefits.......................           552,826           522,678
Taxes withheld...........................           111,100            47,909
Interest.................................             5,547             6,835
Professional fees........................            57,715           103,355
Research.................................           215,487            77,991
Severance *..............................                 -           157,954
Patents..................................            67,080            79,325
Returns and Allowances...................            31,352            15,000
Employee Investment Plan.................            81,062                 -
Other....................................           189,035           109,740
                                               ------------       -----------
                                               $  1,637,881       $ 1,391,820
                                               ============       ===========

* The severance is related to a restructuring charge during the third quarter of 2001. See Note 16 - `Restructuring'

(7) LONG-TERM DEBT

           Long-term debt consists of the following components as of December 31, 2000 and 2001:


                                       2000             2001
                                       ----             ----

Subordinated                       $  145,233        $ 145,233
debt
Long-term loans                       192,835          383,730
                                      --------         -------
                                      338,068          528,963
Less current portion                   (7,007)         (34,811)
                                  ------------         --------
                                    $ 331,061        $ 494,152
                                    =========        =========

Long-term debt represents the following:

          (1) Subordinated debt, from the National Technology agency, is borrowed at an interest rate of 1% below the agency's short term base rate of 4.5% at December 31, 2001. The amount is 165,660 Euro, equivalent to 145,233 US dollars at December 31, 2001 and are due in annual installments through 2006, commencing January 1, 2003. The loan is subordinated to long-term debt.
          (2) Long-term loans represent the aggregate of such loans payable to the National Technology agency at an interest rate of 3% below the agency's short-term base rate of 4.5% at December 31, 2001 and are due in annual installments through 2006.

(8) COMMON STOCKHOLDERS' EQUITY

         During the fourth quarter of 1998, the Company's board of directors announced a buy-back program to repurchase its common stock from time to time. During 1998 and 1999, the Company repurchased 20,500 shares and 6,000 shares respectively for a purchase price of $128,198 and $33,497, respectively. These shares were purchased by and issued to employees under the Bionx Investment Plan during 2000 and 2001, see Note 13.

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

(9) COMMITMENTS AND CONTINGENCIES

         The Company leases offices and laboratory facilities, equipment, and vehicles under various non-cancelable operating lease arrangements. Future minimum rental commitments required by such leases are as follows:


YEAR ENDING DECEMBER 31:
------------------------

         2002                                  $445,722
         2003                                  $283,397
         2004                                  $171,584
         2005                                  $171,996
         2006                                  $175,292

         Rental expense for the years ended December 31, 1999, 2000 and 2001 aggregated $421,609, $377,599 and $382,542 respectively.


(10) STOCK OPTION PLANS

         In September 1996, the Board of Directors adopted a stock option plan (the 1996 Option Plan) under which the number of common shares that may be issued under the Option Plan, as amended, cannot exceed 850,000 shares. On June 9, 2000 an amendment to the plan was adopted with shareholder approval to the effect that the number of common shares that may be issued under the Option Plan, as amended, cannot exceed 850,000 shares plus an annual increase equal to the lesser of 5% of the annual outstanding shares (on a non-diluted basis) or a number of shares to be determined by the Board of Directors. The 1996 Option Plan permits the granting of both incentive stock options and non-qualified options. Options are exercisable over a period determined by the Board of Directors, but no longer than ten years after the grant date.

         At December 31, 2001, there were 810,723 additional shares available for grant under the 1996 Option Plan. The per share weighted-average fair value of stock options granted in 1999, 2000 and 2001 was $2.47, $1.66 and $2.64 respectively, on the date of grant using the

         Black Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:


                                    1999            2000          2001
                                    ----            ----          ----

Risk-free interest rate             6.25%           5.77%          5.49%
Expected dividend yield             -               -              -
Volatility of stock price          100.0%           91.6%           113%
Expected life of options             3.5             3.5            3.5


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

                                                 1999              2000              2001
                                                 ----              ----              ----
Net income (loss):
           As reported                      $(12,463,113)      $(4,608,643)      $(2,481,298)
           Pro forma                        $(12,768,154)      $(4,951,068)      $(2,764,619)

Basic earnings (loss) per common share:
           As reported                          $(1.39)          $(0.44)           $(0.23)
           Pro forma                            $(1.43)          $(0.47)           $(0.26)

Dilutive earnings (loss) per common share:
           As reported                          $(1.39)          $(0.44)           $(0.23)
           Pro forma                            $(1.43)          $(0.47)           $(0.26)


         A summary of activity under the 1996 Option Plan from January 1, 1998 to December 31, 2001 is as follows:

                                                                                                  RANGE OF EXERCISE
                                                                       SHARES                      PRICES PER SHARE
                                                                       ------                      ----------------
Balance, December 31, 1997............................                  658,726                    $0.90 -   $25.00

  Granted.............................................                   91,350                     6.38 -    22.00
  Exercised...........................................                   (5,264)                    4.75 -     9.50
  Forfeited...........................................                 (240,210)                    4.75 -    25.00
                                                                      ---------               ---------------------
Balance, December 31, 1998.................                             504,602                     4.75 -    25.00

  Granted.............................................                  507,500                     2.38 -     5.50
  Exercised...........................................                 (277,009)                        0.9025
  Forfeited...........................................                  (17,050)                   15.50 -    22.00
                                                                      ---------               ---------------------
Balance, December 31, 1999.................                             718,043                     2.38 -    22.00

  Granted.............................................                  290,891                     2.77 -     4.68
  Exercised...........................................                        -                          -
  Forfeited...........................................                 (203,896)                    3.19 -    22.00
                                                                      ---------               ---------------------
Balance, December 31, 2000............................                  805,038                     2.77 -    22.00

  Granted...........................................                    520,697                     1.13 -     3.10
  Exercised.........................................                         -                           -
  Forfeited..........................................                  (206,499)                    1.13 -    22.00
                                                                      ---------               ---------------------
     Balance
Balance, December 31, 2001                                            1,119,236                      $1.13 - $22.00
                                                                      ---------

Shares exercisable at December 31, 2001                                 214,076
                                                                      ---------

         The  following  table  summarizes   information   about  stock  options
outstanding under the 1996 Option Plan at December 31, 2001:

                                      OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                       -----------------------------------------------                  ----------------------------
                                           Weighted
                                           Average            Weighted                                     Weighted
     Range of                             Remaining            Average                                      Average
     Exercise             Number         Contractual          Exercise                    Number           Exercise
      Prices            Outstanding      Life (Years)           Price                   Exercisable          Price
      ------            -----------      ------------           -----                   -----------          -----
  $ 1.13 - 2.77           546,342            4.7              $  2.58                           0            $    0
    3.05 - 3.31           201,279            8.9                 3.18                      57,760              3.16
    4.06 - 4.75           336,699            7.7                 4.16                     133,400              4.13
    6.38 - 22.00           34,916            6.6                11.01                      22,916             11.52
                        ---------                                                         -------

  $1.13 - 22.00         1,119,236            6.4              $  3.42                     214,076            $ 4.66
                        =========                                                         =======

(11) INCOME TAXES

         At December 31, 2001, the Company and its subsidiaries had available U.S. federal net operating loss carryforwards ("NOL") of approximately
$8,100,000 and U.S. state net operating loss carryforwards of approximately $2,600,000 for income tax reporting purposes, which are available to offset future federal and state taxable income, if any, through 2011 and 2006, respectively. Additionally, the Company had an NOL of approximately $5,700,000 for foreign income tax purposes which is available to offset future foreign taxable income, if any, through 2011.

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

         Income tax expense attributable to the income (loss) before provision for taxes was $63,175, $0 and $5,553 for the years ended December 31, 1999, 2000 and 2001, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income (loss) as a result of the following:

                                                     1999                2000             2001
                                                  -----------------------------------------------
Computed "expected tax (benefit) expense         ($4,362,090)        ($1,613,028)     ($  866,504)
Increase (reduction) in income taxes
Resulting from:
  Difference in the foreign tax rates                  21,78              45,770          821,862
    and other, net
  Net change in the valuation allowance for
    deferred tax assets                            4,308,076           1,463,323          (36,240)
  Permanent Items                                    115,011             103,935           86,435
                                                  -----------------------------------------------
Income tax expense (benefit)                      $   63,175          $     --         $    5,553
                                                  ===============================================


         The income tax expense for the years ended December 31, 1999, 2000, and 2001 relates to the foreign operations of the Company. There were no federal or state income taxes in the United States for the years ended December 31, 1999, 2000 and 2001 due to the operating losses in such jurisdictions.

Income tax expense consisted of the following:

                                                        1999              2000            2001
                                                  -----------------------------------------------
Current provision                                 $     --            $  280,694       $    5,553
Deferred (benefit) expense                            63,175            (280,694)               0

                                                  -----------------------------------------------
Total income tax (benefit) expense                $   63,175          $     --         $    5,553
                                                  ===============================================

         The tax effects of temporary differences that give rise to significant portions of the Federal, foreign and state deferred tax assets at December 31, 2000 and 2001 are presented below:

                                                2000                  2001
                                            ---------------------------------
Deferred tax assets:
  Net operating loss carryforwards          $ 2,663,772           $ 4,622,344
  Research and development costs                109,890                60,848
  Accrued expenses and reserves               3,520,010             3,391,051
   Depreciation and other                     1,692,142                65,362
                                            -----------           -----------
  Total gross deferred tax assets             7,985,814             8,139,605
  Less valuation allowance                   (7,187,906)           (7,341,697)
                                            -----------           -----------
Net deferred tax assets                     $   797,908           $   797,908
                                            ===========           ===========


         Realization of net deferred tax assets is dependent on future earnings, which are uncertain. Accordingly, a valuation allowance was recorded by the Company against certain assets at December 31, 2000 and 2001. The total valuation allowance increased by $648,701 and $ 153,791 for the years ended December 31, 2000 and 2001, respectively.

         A net deferred tax asset of $ 797,908 was established for the prior year net operating loss carryforward since it is the opinion of management that the Company will more likely than not be able to realize this benefit.

(12) LICENSE AND GRANT REVENUE

         The Company has applied for grants from the Finnish government to conduct research on resorbable polymers. The revenue from such grants was $617,716, $298,913 and $215,750 for the years ended December 31, 1999, 2000 and
2001, respectively. In connection with such grants, the Company typically commits to perform research projects and to report on the status of, and the conclusions drawn from, its projects.

(13) EMPLOYEE BENEFIT PLANS

         The Company provides a 401(K) Retirement Plan (The Bionx Implants, Inc. 401(K) Retirement Savings Plan) for all full-time U. S. based employees. Employees can contribute up to 15% of their total W-2 income. The Company matches 20% of the first 6% of defined income that the employee contributes. The Company's contributions were $22,927, $20,431 and $21,080 in 1999, 2000 and 2001, respectively.

         During 2000 the Company established The Bionx Investment Plan for all full time employees. Employees may purchase Common Stock at fair market value during 15 day window periods established by the Board of Directors, intended to be at six month intervals. For each share purchased the employee will be granted between one and three stock options with an exercise price equal to fair market value, a term of 10 years and a vesting period of 2 years; assuming the employee remains employed by the Company for these periods. During the window periods in 2000, options were issued on a one option for one share basis for the first period and a two options for one share basis for the second period. During the one window period in 2001, options were issued on a two options for one share basis.

(14) QUARTERLY FINANCIAL SUMMARY
(IN THOUSANDS)

                                     1st Quarter        2nd Quarter         3rd Quarter        4th Quarter
                                     -----------        -----------         -----------        -----------
2000
           Revenue                       $5,076             $ 4,466             $4,254           $ 4,436
           Gross Profit                  $3,355             $ 2,776             $2,884           $   918
           Net Loss                      $ (376)            $  (784)            $ (867)          $(2,582)
           EPS:
                     Basic               $(0.04)            $ (0.07)            $(0.08)          $ (0.25)
                     Diluted             $(0.04)            $ (0.07)            $(0.08)          $ (0.25)

2001
           Revenue                       $4,981             $ 4,842             $4,387           $ 4,678
           Gross Profit                  $3,434             $ 2,953             $3,177           $ 3,397
           Net Loss                      $ (568)            $(1,120)            $ (979)          $   187
           EPS:
                     Basic               $(0.05)            $ (0.10)            $(0.09)          $  0.02
                     Diluted             $(0.05)            $ (0.10)            $(0.09)          $  0.02

         The Company recorded a charge of $1.5 million in the fourth quarter of 2000 for excess inventory. A fourth quarter charge in 1999 of $6.2 million is included in Special Charges related to Inventory. See Note 3 to the Consolidated Financial Statements.

(15)  SEGMENT INFORMATION

         The Company has one business segment - bioabsorbable implants and instruments for surgical use in bone and bone to soft tissue procedures. During 1999, 2000 and 2001, international product sales represented approximately 18%, 18%, and 21% respectively, of the Company's total product sales.

PRODUCT SALES
(IN THOUSANDS)
                                                   Year ended December 31,
                                              ---------------------------------
                                                1999          2000       2001
                                              --------      --------   --------

Third party sales (by location of customer)

           United States                      $ 16,743      $ 14,634   $ 14,748
           All other countries                   3,707         3,299      3,924
                                              ---------------------------------

Total Sales                                   $ 20,450      $ 17,933   $ 18,672
                                              ========      ========   ========


LONG LIVED ASSETS
(IN THOUSANDS)                                      December 31,
                                              ----------------------
                                                2000          2001
                                              --------      --------

           United States                      $  3,806      $  3,510

           All other countries                   2,338         2,379
                                              --------      --------

Total long lived assets                       $  6,144      $  5,889
                                              ========      ========

(16) RESTRUCTURING

         During the third quarter ended September 30, 2001, the Company took a restructuring charge of $342,739. The charge related primarily to severance for sales and order entry personnel. This reduction was made to eliminate redundancies and streamline operations.


                                   SCHEDULE II

                          FINANCIAL STATEMENT SCHEDULE
                      BIONX IMPLANTS INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
              ----------------------------------------------------


                              INVENTORY RESERVES    ACCOUNTS RECEIVABLE RESERVES


Balance as of 12/31/1998         $   975,325                $   142,883
Expenses                           8,144,000                    471,393
Deductions                        (5,323,262)                  (173,578)
                                 -----------                -----------
Balance as of 12/31/1999           3,796,063                    440,698
Expenses                           2,936,959                     42,817
Deductions                        (1,618,983)                  (236,734)
                                 -----------                -----------
Balance as of 12/31/2000           5,114,039                    246,781
Expenses                             604,513                     27,331
Deductions                          (779,416)                   (28,324)
                                 -----------                -----------

Balance as of 12/31/2001         $ 4,939,136                $   245,788
                                 ===========                ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

                                    PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

         The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 2002 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 11. EXECUTIVE COMPENSATION

         The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 2002 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 2002 annual meeting of shareholders that is responsive to the information required with respect to this Item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 2002 annual meeting of shareholders that is responsive to the information required with respect to this Item.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

 10.5 Investors' Rights Agreement, dated as of September 6, 1996, between the Registrant and certain holders of the Registrant's securities. (1)
 10.6 Stock Purchase Agreement between the Registrant and purchasers of the Company's Preferred Stock and Warrants. (1)
 10.7*          License  Agreement between  the Registrant's Subsidiary and Saul
                N. Schreiber. (1)
 10.8* License Agreement among the Registrant's Subsidiary, Pertti Tormala, Markku Tamminmaki and Menifix I/S.(1)
 10.9* Licensing, Manufacturing and Distribution Agreement among the Registrant's Subsidiary, Pertti Tormala and various Danish and Finnish inventors.(1)
 10.10 Amended and reinstated Shareholders' Agreement, dated as of October 1, 1998 among Bionix, B.V. and certain shareholders of the Company, is incorporated by reference herein to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.
 10.11          Headquarters Lease. (1)
 10.12          Security Agreements and Secured Promissory Note. (1)
 10.13          Agreement between the Company and certain executives
 21.1           List of Subsidiaries. (1)
 23.1           Consent of KPMG LLP
 24.1           Power of Attorney
 99.1           Information Regarding Forward-Looking Statements

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

(d) During the quarter ended December 31, 2001, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March, 2002.


                                    BIONX IMPLANTS, INC.


                                    By: /s/ Gerard S. Carlozzi
                                        ----------------------------------------
                                         Gerard S. Carlozzi
                                         (President and Chief Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

        Signature                        Title                        Date
        ---------                        -----                        ----

/s/Gerard S. Carlozzi          President, Chief Executive        March 29,  2002
---------------------------    Officer and Director
Gerard S. Carlozzi             (Principal Executive Officer)


/s/ David J. Bershad *         Director                          March 29,  2002
---------------------------
David J. Bershad


/s/ Anthony J. Dimun *         Director                          March 29,  2002
---------------------------
Anthony J. Dimun


/s/ Pertti Tormala *           Director                          March 29,  2002
---------------------------
Pertti Tormala


/s/ Terry D. Wall *            Director                          March 29,  2002
---------------------------
Terry D. Wall


/s/ Drew Karazin *             Chief Financial Officer           March 29,  2002
---------------------------
Drew Karazin



*  By:  /s/ Gerard S. Carlozzi
      ---------------------------
      Gerard S. Carlozzi
      Attorney in Fact