Form 10-K/A
period 2001-12-31
BIONX IMPLANTS INC
filed 2002-04-30
CIK 1030418

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A1


                   (Amendment No. 1, amending Items 10-13 and
                    adding two exhibits to part IV, Item 14)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

                         Commission File Number 0-22401



                              BIONX IMPLANTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                           22-3458598
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                1777 Sentry Parkway West, Gwynedd Hall, Suite 400
                  Blue Bell, Pennsylvania 19422 (215-643-5000)
                  --------------------------------------------
                  (Address and telephone number, including area
                code, of registrant's principal executive office)

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

Aggregate market value of voting stock held by non-affiliates as of March 26, 2002 was approximately $23,051,396.

Number of shares of Common Stock outstanding as of March 26, 2002:   10,862,127.
Documents incorporated by reference:  None
================================================================================

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

          Directors Whose Terms Expire at the 2002 Annual Meeting:

          o David J. Bershad: Senior Partner, Milberg Weiss Bershad Hynes & Lerach (law firm). Director of Vital Signs, Inc. ("Vital Signs" manufacturer of disposable anesthesia and respiratory devices). Director of the Company since 1995. Age: 61.

          o Pertti Tormala: Executive Vice President, Research and Development of the Company (1995 to the present); Chief Executive Officer (and co-founder) of the Company's foreign subsidiaries (prior years). Director of the Company since 1995. Age: 56.

          Director Whose Term Expires at the 2003 Annual Meeting:

          o Anthony J. Dimun: Chairman, Nascent Enterprises, LLC. Executive Vice President and Chief Financial Officer of Vital Signs (years prior to May 2001). Principal Owner, Strategic Concepts, Inc. (financial and acquisition advisory firm). Director of Colorado MEDtech, Inc. and Vital Signs. Director of the Company since 1995. Age: 58.

          Directors Whose Terms Expire at the 2004 Annual Meeting:

          o Gerard S. Carlozzi: President and Chief Executive Officer of the Company (September 1999 to the present); President and Chief Operating Officer of the Company (May 1999 to September 1999); Vice President of the Company (November 1998 to May 1999); Director of Biotechnology Development and Director of Marketing and Product Development for Maxillofacial Surgical Products of Synthes USA (a leader in Orthopedic and Maxillofacial Trauma products) (1995 to 1998). Director of the Company since September 1999. Age: 46.

          o Terry D. Wall: Chairman of the Board of the Company (1995 to the present); President and Chief Executive Officer of Vital Signs. Director of Vital Signs, Inc. Director of the Company since 1995.
               Age: 60.

          Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors to file initial reports of beneficial ownership and reports of changes of beneficial ownership of the Company's Common Stock with the SEC. Executive officers and directors are required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of the forms or information furnished to the Company, the Company believes that during 2001 all such filing requirements were satisfied on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

          Summary of Cash and Certain Other Compensation

          The following table and accompanying footnotes set forth certain summary information relating to the three years ended December 31, 2001, with respect to the Company's Chief Executive Officer and the other three most highly compensated executive officers during 2001 who were serving as executive officers at December 31, 2001 and one additional person who served as an executive officer during 2001 but was not serving as such on December 31, 2001 (collectively, the "Named Executive Officers"):

                                                                                                  Long-Term
                                                                                                Compensation
                                                                                     -------------------------------
                                                                                         Awards
                                             Annual Compensation      Other Annual     Securities        All Other
                                          -------------------------   Compensation     Underlying       Compensation
Name and Principal Position       Year    Salary ($)   Bonus (5)($)      (1) ($)     Options/SARS (#)     (2) ($)
---------------------------       ----    ----------   ------------   ------------   ----------------   ------------
Gerard S. Carlozzi                2001    $  160,000     $   --          $9,600         200,000            $1,920
President and Chief               2000       160,000       24,000         6,300          17,485             1,920
Executive Officer                 1999       145,417         --           6,000         100,000             1,335

Andrew Karazin (3)                2001       145,000        8,700         9,600          14,394             1,740
Vice President and Chief          2000       145,000         --           6,300          38,368             1,305
Financial Officer                 1999         8,830         --             500          40,000              --

Ira Benson (4)                    2001       135,000         --           9,600            --              68,691
Vice President, Sales and         2000        74,057         --           3,175          40,000            15,502
Marketing, Sports Medicine

Pertti Tormala, Executive         2001       100,840         --           7,959         100,000              --
Vice President, Research          2000       104,028       21,375         7,081           3,299              --
And Development                   1999       122,700         --           8,132          40,000              --

Pertti Viitanen                   2001        75,471         --           7,135             766             6,731
Managing Director of the          2000        77,858        3,412         6,801           1,006             7,764
Company's Finnish Subsidiary,     1999        91,832         --           7,802          40,000             3,663
Vice President of Manufacturing

1)  Represents car allowances.
2)  For 2001 represents
    (a) Employer contributions to the Company's 401(k) plan (Mr. Carlozzi:
        $1,920; Mr. Benson: $1,620; Mr. Karazin: $1,740)
    (b) Contribution to pension for Mr. Viitanen of $6,731)
    (c) Relocation costs (Mr. Benson $67,071).
3)  Mr. Karazin joined the Company in December 1999.
4) Mr. Benson joined the Company in July 2000 but ceased serving as an officer of the Company in September 2001.
5)  Bonus amounts are shown in the year in which they are paid.

Employment Agreements
---------------------

          The Company has entered into an employment agreement with Pertti Tormala. The agreement provides for a term expiring December 31, 2004. Pursuant to the agreement, Professor Tormala receives a minimum base salary of 91,000 EURO (approximately $80,000) annually, is eligible to receive cash bonuses granted by the Company's Board of Directors, and is eligible to participate in the Company's 1996 Stock Option/Stock Issuance Plan.. Professor Tormala is also entitled to a car, certain pension benefits and reimbursement of all reasonable travel and entertainment expenses. Under the agreement, except for two agreements unrelated to the Company's business, all patents, patent applications and other intellectual property rights developed by Professor Tormala relating to the Company's research and development activities are the sole property of the Company. The agreement permits Professor Tormala to continue his activities and duties at the Tampere University.

          The Company has also entered into an employment agreement with Pertti Viitanen as Vice President, Manufacturing and Managing Director of Finnish Operations. The agreement provides for an initial one-year term expiring on December 31, 2001, and automatically renews under the same contract terms unless either party provides notice of non-renewal. No such notice has been provided to date. Pursuant to the agreement, Mr. Viitanen receives a minimum base salary of 80,000 EURO (approximately, $71,000), is eligible to receive cash bonuses granted by the Company's Board of Directors and is eligible to participate in the Company's 1996 Stock Option/Stock Issuance Plan. Mr. Viitanen also is entitled to a car and phone, certain health care and pension benefits and reimbursement of all reasonable travel and entertainment expenses. Under the agreement, all patents, patent applications and other intellectual property rights developed by Mr. Viitanen relating to the Company's research and development activities are the sole property of the Company. The agreement permits Mr. Viitanen to continue his employment as the Managing Director of Bioabsorbable Concepts Ltd. ("BCI"), a start-up company developing drug-release implants, provided that the work activities of the Company come before those of BCI and that Mr. Viitanen does not pursue the interests of BCI from the Company's facilities during normal work hours.



Stock Option Information
------------------------

          The following table sets forth certain information concerning stock options granted during the year ended December 31, 2001 to the Named Executive Officers. In accordance with the rules of the SEC, the following table also sets forth the potential realizable value over the term of the options (the period from the grant date to the expiration date) based on assumed rates of stock price appreciation of 5% and 10% compounded annually. These amounts do not represent the Company's estimate of future stock price performance. Actual realizable values, if any, of stock options will depend on the future stock performance of the Common Stock. No stock appreciation rights were granted during the fiscal year ended December 31, 2001.

            Option Grants in the Fiscal Year Ended December 31, 2001

                                                                                   Potential Realizable Value
                           Number of      Percent of                               at Assumed Annual Rates of
                          Securities    Total Options                               Stock Price Appreciation
                          Underlying      Granted to    Exercise Price                 for Option Term(4)
                            Options       Employees       per Share      Expiration    ------------------
       Name               Granted(#)       in 2001       ($/Share)(3)       Date         5%         10%
----------------------    ----------    -------------    ------------    ----------    -------    -------
Gerard S. Carlozzi....    200,000(1)        38.4%            $2.72       04/30/2003    $15,650    $56,600
Andrew Karazin........      4,394(2)          *              $1.13       01/01/2011    $ 3,123    $ 7,913
                           10,000(1)         1.9%            $2.72       04/30/2003    $   783    $ 2,830
Ira Benson............         --            --               --             --        $   --     $   --
Pertti Tormala........    100,000(1)        19.2%            $2.72       04/30/2003    $ 7,825    $28,300
Pertti Viitanen.......        766(2)          *              $1.13       01/01/2011    $   544    $ 1,380

* Represents less than 1%
-------------------------------
(1) These options were granted under the Company's Stock Option/Stock Issuance Plan and vest upon the consummation of a change in control of the Company.

(2) These options were granted under the Company's Investment Plan. Pursuant to the Investment Plan, eligible participants may purchase shares of the Company's Common Stock during specified window periods. For each share purchased, the Company grants the participant one stock option. An employee must continue to be employed for at least two years by the Company to exercise stock options granted under the Investment Plan. If the employee retains the shares purchased during the window period, the option can be exercised at any time after the initial shares have been held for two years. In general, if the employee sells any of the shares purchased under the Investment Plan before the end of the two year holding period or directs the Company to stop making payroll deductions before all shares that the employee committed to buy are fully paid for, the employee will be required to wait five years from the option grant date before options related to fully paid shares can be exercised and must be employed by the Company at that time. The Board of Directors is authorized to accelerate stock options related to fully paid shares in connection with a change in control.

(3) Pursuant to the applicable Plans, the exercise price per share of the options granted under the Investment Plan was equal to the average of the closing sales prices of the Common Stock on Nasdaq during the window period, and the exercise price per share of the options granted under the Stock Option/Stock Issuance Plan was greater than the fair market value on the date of grant, November 9, 2001.

(4) The potential realizable value is calculated based on the term of the option at the date of grant (10 year for the Investment plan options and 1.5 years for the Stock Option/Stock Issuance Plan options). It is calculated assuming that the fair market value of the Company's Common Stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the options and that the options are exercised and sold on the last day of their term for the appreciated stock price.

     No stock options were exercised by the Named Executive Officers during 2001. The following table sets forth certain information with respect to the value of stock options held by the Named Executive Officers as of December 31, 2001. No stock appreciation rights were exercised by the Named Executive Officers during 2001 and no stock appreciation rights were outstanding as of December 31, 2001.

                 Aggregate Option Exercises in Last Fiscal Year
                        and Fiscal Year End Option Values

                                                                 Number of Securities           Value of Unexercised
                                                            Underlying Unexercised Options      In-the-Money Options
                               Shares                           at December 31, 2001(#)        at December 31, 2001($)
                            Acquired on         Value        ----------------------------    ----------------------------
                            Exercise (#)     Realized ($)    Exercisable    Unexercisable    Exercisable    Unexercisable
                            ------------     ------------    -----------    -------------    -----------    -------------
Gerard S. Carlozzi........      --               --             52,904         284,581         $   283        $165,035
Andrew Karazin............      --               --             16,000          76,762          20,000          71,953
Ira Benson................      --               --              8,000          32,000           1,500           6,000
Pertti Tormala............      --               --             16,660         126,639             206          78,825
Pertti Viitanen...........      --               --             16,202          25,570              63           2,071

          Director Compensation
          ---------------------
          The Company has not yet commenced paying cash fees to directors in connection with their service on the Board of Directors or on committees of the Board. The Company does grant stock options to non-employee directors under its Stock Option/Stock Issuance Plan. Under the Automatic Option Grant Program, which is part of the Company's Stock Option/Stock Issuance Plan, as amended, each non-employee director first elected or appointed to the Board of Directors after the date of the Company's initial public offering will automatically be granted a non-incentive option for 10,000 shares of Common Stock, provided that such individual has not been in the prior employ of the Company. In addition, at each annual stockholders' meeting, each individual with at least six months service on the Board of Directors as a non-employee director and who will continue to serve as a non-employee director following the meeting will automatically be granted a non-incentive option for 10,000 shares of Common Stock, provided such individual has continued his or her service as a non-employee director for a period of at least one year after he or she ceases serving as an employee of the Company. Each automatic grant has a term of ten years, subject to earlier termination following the optionee's cessation of service on the Board of Directors as provided in the Plan. Fifty percent of the shares are subject to an automatic grant vest on the date of grant, 25% one year after the date of grant, and the remaining 25% two years after the date of grant.

          Compensation Committee Interlocks and Insider Participation
          -----------------------------------------------------------
          The Company's Compensation Committee consists of Terry D. Wall and David J. Bershad. Mr. Wall and Mr. Bershad (as well as Anthony J. Dimun) serve on the Boards of Directors of both the Company and Vital Signs (which latter company does not have a compensation committee). For information regarding transactions between the Company and persons named in this paragraph, see Item 13 - "Certain Relationships and Related Transactions."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth the beneficial ownership of shares of Common Stock as of December 31, 2001 by (i) the only stockholders of the Company known by management to beneficially own more than 5% of the Company's Common Stock, (ii the directors of the Company, (iii) the Named Executive Officers and
(iv) all directors and current executive officers of the Company as a group. Shares covered by stock options are included in the table to the extent that they are exercisable through March 1, 2002.

                                                  Shares of
                                                 Common Stock        Percentage
                                                 Beneficially       Beneficially
Beneficial Owner(1)                              Owned (1)(2)          Owned
-------------------                              ------------       ------------
Bionix B.V. (3).............................       2,684,211            24.9
Terry D. Wall (4)...........................       3,235,609            29.8
Intrinsic Value Asset Management Inc. (5)...         760,700             7.0
Dimensional Fund Advisors Inc. (6)..........         712,900             6.6
Gerard S. Carlozzi(7).......................          63,497             *
David J. Bershad (8)........................         549,277             5.1
Anthony J. Dimun (9)........................         296,237             2.7
Pertti Tormala (10).........................       1,139,357            10.5
Pertti Viitanen (11)........................         162,335             1.5
Andrew Karazin (12).........................          44,880             *
All directors and current executive
officers as a group (7 persons) (13)........       5,491,192            50.6

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

(2) Applicable percentage ownership is based on 10,862,127 shares of Common Stock outstanding as of December 31, 2001 together with applicable stock options for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Shares of Common Stock subject to stock options currently exercisable, or exercisable within 60 days after December 31, 2001, are deemed outstanding for computing the percentage ownership of the person holding such stock options but are not deemed outstanding for computing the percentage ownership of any other person. Each owner of an equity interest in Bionix B.V. (the "Dutch Company") is deemed to beneficially own a percentage of the shares of the Common Stock owned by the Dutch Company equal to such owner's proportionate equity interest in the Dutch Company.

(3) Nearly all of the capital stock of the Dutch Company is owned by the former stockholders of the Company's operating subsidiaries. The current Board of Directors of the Dutch Company includes Gerard S. Carlozzi, David J. Bershad, Anthony J. Dimun, Pertti Tormala, and Pertti Viitanen, who are directors or executive officers of the Company. As of December 31, 2001, Messrs. Bershad, Dimun, and Wall beneficially owned capital stock of the Dutch Company representing, in the aggregate, approximately 21.2% of the equity of the Dutch Company's capital stock. As of December 31, 2001, Messrs. Tormala and Viitanen beneficially owned capital stock of the Dutch Company representing, in the aggregate, approximately 47.2% of the equity of the Dutch Company's capital stock. The remaining equity of the Dutch Company's capital stock is allocated among several other U.S. and Finnish investors.

(4) Mr. Wall's shares include 31,800 shares of Common Stock issuable upon the exercise of vested stock options and 484,421 shares of Common Stock owned by the Dutch Company, representing Mr. Wall's proportionate equity interest in the shares of Common Stock owned by the Dutch Company. Mr. Wall has the right to cause the Dutch Company to transfer such 484,421 shares to him pursuant to an agreement with the Dutch Company. All of Mr. Wall's shares of Common Stock and of the Dutch Company's capital stock are held in an investment partnership which he controls.

(5) The information set forth herein regarding Intrinsic Value Asset Management, Inc.'s beneficial ownership is based on a report on Schedule 13G filed by Intrinsic Value Asset Management with the SEC on December 17, 2001. The address of Intrinsic Value Management, Inc. is 29229 Heathercliff Road, Malibu, CA 90265.

(6) The information set forth herein regarding Dimensional Fund Advisors Inc.'s beneficial ownership is based upon a report on Schedule 13G/A filed by it with the SEC on February 13, 2002. The address of Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(7) Includes 7,552 shares of Common Stock held within the Company's Investment Plan and 55,945 shares issuable to Mr. Carlozzi upon the exercise of vested stock options.

(8) Mr. Bershad's shares include 31,800 shares of Common Stock issuable upon the exercise of vested stock options and 50,736 shares of Common Stock owned by the Dutch Company, representing Mr. Bershad's proportionate equity interest in the shares of Common Stock owned by the Dutch Company. Mr. Bershad has the right to cause the Dutch Company to transfer such 50,736 shares to him pursuant to an agreement with the Dutch Company. A total of 331,686 of Mr. Bershad's shares of Common Stock and all of Mr. Bershad's shares of the Dutch Company's capital stock are held in an investment partnership which he controls.

(9) Mr. Dimun's shares include 31,800 shares of Common Stock issuable upon the exercise of vested stock options and 34,679 shares of Common Stock owned by the Dutch Company, representing Mr. Dimun's proportionate equity interest in the shares of Common Stock owned by the Dutch Company. Mr. Dimun has the right to cause the Dutch Company to transfer such 34,679 shares to him pursuant to an agreement with the Dutch Company. All of Mr. Dimun's shares of Common Stock and the Dutch Company's capital stock are held in entities which he controls.

(10) Professor Tormala beneficially owns and has the sole power to dispose of 1,138,637 shares of Common Stock, including 17,320 shares of Common Stock which Professor Tormala has the right to acquire upon exercise of options granted by the Issuer within 60 days after December 31, 2001, and 1,122,037 shares of Common Stock which represents his proportionate equity interest in 2,684,211 shares of Common Stock owned by Bionix, B.V., a Dutch company. Professor Tormala has the right to cause the Dutch Company to transfer such 1,122,037 shares to him pursuant to an agreement with the Dutch Company. That agreement enables Professor Tormala to direct the voting by the Dutch Company of a specified number of shares of the Company's Common Stock held by the Dutch Company. As of February 13, 2002 , that specified number equals 2,049,854, representing Professor Tormala's proportionate equity interest in the 2,684,211 shares of Common Stock owned by the Dutch Company (1,122,037 shares) and the proportionate equity interest of all other Finnish investors in such 2,684,211 shares (927,817 shares). The table above excludes from Professor Tormala's beneficial ownership the 927,817 shares attributable to the equity interests of such other Finnish investors.

(11) Mr. Viitanen's shares include 16,556 shares of Common Stock issuable upon the exercise of vested stock options and 145,779 shares of Common Stock owned by the Dutch Company, representing Mr. Viitanen's proportionate equity interest in the shares of Common Stock owned by the Dutch Company. Mr. Viitanen has the right to cause the Dutch Company to transfer such 145,779 shares to him pursuant to an agreement with the Dutch Company. All of Mr. Viitanen's shares of Common Stock and the Dutch Company's capital stock are held in entities which he controls.

(12) Includes 22,123 shares of Common Stock held within the Company's Investment Plan and 22,757 shares issuable to Mr. Karazin upon the exercise of vested stock options.

(13) Includes 207,978 shares of Common Stock issuable upon the exercise of vested stock options, and 1,691,873 shares of Common Stock owned by the Dutch Company, representing the current directors' and executive officers' proportionate equity interest in the 2,684,211 shares of Common Stock owned by the Dutch Company. As of December 31, 2001, the current directors and executive officers as a group beneficially owned approximately 63.0% of the equity associated with the capital stock of the Dutch Company. The current directors and executive officers of the Company as a group have a right to vote substantially all of the 2,684,211 shares of Common Stock owned by the Dutch Company. If all such 2,684,211 shares were deemed to be beneficially owned by the Company's current directors and executive officers, such persons as a group would be deemed to be the beneficial owners of 5,491,192 shares of Common Stock, representing 50.6% of the shares outstanding on December 31, 2001.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company's product development efforts are dependent upon Dr. Tormala, who is a founder, director and executive officer of the Company and is currently an Academy Professor at the Technical University in Tampere, Finland and as such is permitted by the University to devote his efforts to developing new products for the Company. This executive utilizes a group of senior researchers, graduate students, and faculty at the Technical University to perform research and development projects involving resorbable polymers and other topics impacting the Company's technology and processes. This arrangement, partially funded by the Company and permitted in Finland as a means of encouraging the commercialization of technological development, has resulted in substantial cost savings to the Company while substantially expanding its product development effort. The Company's funding obligation, which amounted to $200,000 during the year ended December 31, 2001, consists of providing the University with reasonable compensation for University resources (including graduate students) utilized by the Company.

          During 2001, the Company paid certain administrative expenses on behalf of Bionix B.V., which currently owns 24.9% of the Company's outstanding shares. Bionix B.V. owed $479,043 to the Company for such expenses as of March 31, 2002. Pertti Tormala, a director of the Company, has signed a written agreement to repay the Company for these expenses on behalf of the Finnish shareholders of Bionix B.V. by delivering to the Company shares of the Company's stock sufficient to satisfy the receivable. Certain directors and executive officers of the Company control Bionix B.V. See "Item 12 - Security Ownership of Certain Beneficial Owners and Management."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The Company hereby files the following two additional exhibits:
10.14 Form of Employment Agreement between Registrant's Subsidiary and Pertti Tormala
10.15 Form of Employment Agreeemnt between Registrant's Subsidiary and Pertti Viitanen

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April, 2002.

                                       BIONX IMPLANTS, INC.


                                       By: /s/ Gerard S. Carlozzi
                                           -------------------------------------
                                           Gerard S. Carlozzi,
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 has been signed by the following persons in the capacities and on the dates indicated:


Signature                         Title                           Date
---------                         -----                           ----


/s/ Gerard S. Carlozzi            President, Chief Executive      April 30, 2002
---------------------------       Officer and a Director
Gerard S. Carlozzi

/s/ David J. Bershad*             Director                        April 30, 2002
---------------------------
David J. Bershad

/s/ Anthony J. Dimun*             Director                        April 30, 2002
---------------------------
Anthony J. Dimun

/s/ Pertti Tormala*               Director                        April 30, 2002
---------------------------
Pertti Tormala

/s/ Terry D. Wall*                Director                        April 30, 2002
---------------------------
Terry D. Wall

/s/ Drew Karazin*                 Vice President and              April 30, 2002
---------------------------       Chief Financial Officer
Drew Karazin


*By: /s/ Gerard S. Carlozzi
     ----------------------
     Gerard S. Carlozzi
     Attorney-in-Fact