Form 10-Q
period 2002-03-31
BIONX IMPLANTS INC
filed 2002-05-15
CIK 1030418

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

                                       Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES Exchange Act of 1934 for the transition period from _______ to _______.

                         Commission File Number: 0-22401

                              BIONX IMPLANTS, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                   22-3458598
          ------------                                   ----------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

                            1777 Sentry Parkway West
                             Gwynedd Hall, Suite 400
                          Blue Bell, Pennsylvania 19422
                          -----------------------------
           (Address of principal executive office, including zip code)

                                  215-643-5000
                                  ------------
              (Registrant's telephone number, including area code)

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

                                   Yes [X]    No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At May 3, 2002 there were 10,862,127 shares of Common Stock, par value $.0019 per share, outstanding.
================================================================================

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                           Page

Part I.   Financial Information

Item 1.   Consolidated Financial Statements

              Consolidated Balance Sheets at December 31, 2001 and
                March 31, 2002 (Unaudited)                                   3

              Consolidated Statements of Operations for the Three
                Months Ended March 31, 2001 and 2002 (Unaudited)             4

              Consolidated Statements of Cash Flows for the Three Months
                Ended March 31, 2001 and 2002 (Unaudited)                    5

              Notes to Consolidated Financial Statements (Unaudited)         6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk        13


Part II.  Other Information

Signatures                                                                  14

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          DECEMBER 31,     MARCH 31,
                                                              2001           2002
                                                          ------------   ------------
                                                                          (Unaudited)
ASSETS

Current assets:
Cash and cash equivalents                                 $      4,985   $      4,531
Trade accounts receivable, net of allowance of $246 as
  of December 31, 2001 and $256 as of March 31, 2002             2,467          2,600
Inventory, net                                                   3,704          3,571
Grants receivable                                                   95             48
Related party receivables                                          529            516
Other receivables                                                    8              9
Prepaid expenses and other current assets                          340            563
Deferred tax assets                                                798            798
                                                          ------------   ------------
Total current assets                                            12,926         12,636
Plant and equipment, net                                         2,062          1,940
Goodwill, net (Note 4)                                           2,905          2,905
Intangibles, net (Note 4)                                          922            958
                                                          ------------   ------------
Total assets                                                    18,815         18,439
                                                          ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable                                    $      1,777   $      1,357
Long - term debt, current portion                                   35             35
Accrued and other current liabilities                            1,392          1,329
                                                          ------------   ------------
Total current liabilities                                        3,204          2,721
Long-term debt                                                     349            327
Subordinated debt                                                  145            184
                                                          ------------   ------------
Total liabilities                                                3,698          3,232
                                                          ------------   ------------
STOCKHOLDERS' EQUITY

Preferred stock, par value $0.001 per share, 8,000,000
  shares authorized, none issued and outstanding                     -              -
Common stock, par value $0.0019 per share, 31,600,000
  authorized, 10,864,906 shares issued as of December
  31, 2001 and March 31, 2002                                       21             21
Treasury stock, 2,779 shares as of December 31, 2001
  and March 31, 2002                                                (8)            (8)
Additional paid-in-capital                                      39,986         39,986
Accumulated deficit                                            (23,819)       (23,737)
Amounts due from employees related to stock purchases              (38)           (30)
Accumulated other comprehensive income (loss)                   (1,025)        (1,025)
                                                          ------------   ------------
Total stockholders' equity                                      15,117         15,207
                                                          ------------   ------------
Total liabilities and stockholders' equity                $     18,815   $     18,439
                                                          ============   ============

      See accompanying notes to unaudited consolidated financial statements

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              2001           2002
                                                          ------------   ------------
Revenues:
Product sales                                             $      4,931   $      4,736
Grant revenues                                                      50             30
                                                          ------------   ------------
Total Revenues                                                   4,981          4,766

Cost of goods sold                                               1,547          1,284
                                                          ------------   ------------

Gross profit                                                     3,434          3,482

Selling, general and administrative                              3,086          2,732
Research and development                                           876            677
Patent and litigation expense                                       64             25
                                                          ------------   ------------

Total operating expenses                                         4,026          3,434
                                                          ------------   ------------

Operating profit (loss)                                           (592)            48

Other income and expense
Interest income                                                     76             18
Interest expense                                                     -             (4)
Other, net                                                         (52)            20
                                                          ------------   ------------
Total other income and expense                                      24             34
                                                          ------------   ------------

Income (loss) before provision for income taxes                   (568)            82

Provision for income taxes                                           -              -

Net income (loss) (Note 3)                                $       (568)  $         82
                                                          ============   ============

Income (loss) per share:
     Basic                                                $      (0.05)  $       0.01
     Diluted                                                     (0.05)          0.01

Shares used in computing income (loss) per share:
     Basic                                                      10,819         10,862
     Diluted                                                    10,819         11,320

      See accompanying notes to unaudited consolidated financial statements

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In Thousands)
                                   (Unaudited)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              2001           2002
                                                          ------------   ------------
Cash flow from operating activities:

Net Income (Loss) (Note 3)                                $       (568)  $         82

Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
         Depreciation and amortization                             312            230
         Consignment amortization                                  158              -

Change in assets and liabilities:
Decrease in inventory, net                                         252            133
Increase in accounts receivable, net                               (95)          (133)
Decrease in grant receivable                                        13             47
(Increase) decrease in related parties                             (41)            13
(Increase) decrease in prepaid expenses and other
  current assets                                                    35           (223)
(Decrease) in trade accounts payable                            (1,135)          (420)
Increase (decrease) in accrued and other current
  liabilities                                                       44            (63)
                                                          ------------   ------------

Net cash used in operating activities                           (1,025)          (334)

Cash flow from investing activities:
         Purchases of plant and equipment                          (91)           (81)
         Purchases of  intangibles                                 (57)           (64)
                                                          ------------   ------------
Net cash used in investing activities                             (148)          (145)

Cash flow from financing activities:
         Borrowing (repayment) of long-term and
           subordinated debt                                        (7)            17
         Proceeds from employee investment plan                      -              8
                                                          ------------   ------------

Net cash provided by (used in) financing activities                 (7)            25
                                                          ------------   ------------

Net (decrease) in cash and cash equivalents                     (1,180)          (454)
Cash and cash equivalents at beginning of period                 7,050          4,985
                                                          ------------   ------------
Cash and cash equivalents at end of period                $      5,870   $      4,531
                                                          ============   ============

Supplemental disclosure of cash flow information:

         Cash paid for interest                           $          -   $          -
         Cash paid for taxes                              $          -   $          -

      See accompanying notes to unaudited consolidated financial statements

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared by Bionx Implants, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2002, and the Company's consolidated results of operations and cash flows for the three months ended March 31, 2001 and 2002, have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the SEC. The consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001 and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC. The results of operations and the cash flows for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

2. INVENTORY

Inventory consists of the following components as of December 31, 2001 and March 31, 2002: (in thousands)

                                                  December 31,     March 31,
                                                      2001           2002
                                                  ------------   ------------

Raw materials                                     $        692   $        586
Finished goods - Implants                                2,301          2,088
Finished goods - Instruments                             3,381          3,223
Instruments on consignment                               2,269          2,098
                                                  ------------   ------------
                                                         8,643          7,995
  Less:
    Inventory reserve for obsolete and excess
       Instruments and implants                         (4,939)        (4,424)
                                                  ------------   ------------

                                                  $      3,704   $      3,571
                                                  ------------   ------------

3. NET INCOME (LOSS) PER SHARE

Basic earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common plus dilutive potential common shares outstanding during the period. Potential common shares consist of stock options and warrants using the treasury stock method. For March 31, 2001 these options and warrants have been excluded from the dilutive losses per share calculation as their effect would be antidilutive. Shares used for both the basic loss per share and diluted loss per share were 10,819,464 for the quarter ended March 31, 2001 and 10,862,127 and 11,319,735 for basic and fully diluted earnings per share, respectively, for the quarter ended March 31, 2002.

The following tables set forth the calculation of the total number of shares used in the computation of net income (loss) per common share for the three months ended March 31, 2001 and 2002:

                                                  Three Months Ended March 31
                                                  ---------------------------
                                                      2001           2002
                                                  ------------   ------------
Shares used in computing basic
earnings (loss) per share                           10,819,464     10,862,127

Incremental shares from assumed exercise
of dilutive options and warrants                             -        457,608
                                                  ------------   ------------
Shares used in computing diluted earnings
(loss) per share                                    10,819,464     11,319,735
                                                  ============   ============


4. GOODWILL AND INTANGIBLES

At March 31, 2002, the Company has net goodwill of $2.91 million and net intangibles (patents) of $958,000. The Company has adopted Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("FAS 142"), effective January 1, 2002, and accordingly no longer amortizes goodwill and intangible assets with indefinite lives. FAS 142 requires the Company to complete a test for goodwill impairment within six months from the date of adoption. The Company has completed the impairment test and determined that goodwill has not been impaired. The following table is provided to disclose what net income would have been had FAS 142 been adopted in prior periods:

                                                  For the three months ended
                                                           March 31,
                                                      2001           2002
                                                  ------------   ------------
Reported net income (loss)                        $       (568)  $         82
Add back:  goodwill amortization                            52              -
                                                  ------------   ------------
Adjusted net income (loss)                                (516)            82
                                                  ============   ============

Basic earnings per share as reported              $      (0.05)  $       0.01
Adjusted basic earnings per share                        (0.05)          0.01
Diluted earnings per share as reported                   (0.05)          0.01
Adjusted diluted earnings per share                      (0.05)          0.01


5. INTEREST AND OTHER INCOME

In the three months ended March 31, 2001 the Company generated interest income of approximately $76,000. In the three months ended March 31, 2002, the Company generated interest income of approximately $18,000 and had interest expense of approximately $4,000, resulting in net interest income of $14,000. During that same period the Company had other income of $20,000, consisting of foreign exchange gains.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Statements regarding future performance in this Quarterly Report on Form 10-Q constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995 ("Forward looking Statements"). The Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors, including those set forth in Exhibit
99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The Company was founded in 1984 to develop certain resorbable polymers for orthopedic uses. The Company has incurred substantial operating losses since its inception and as of March 31, 2002 had an accumulated deficit of approximately $23.8 million. Such losses have resulted to a large extent from expenses associated with the development and patenting of the Company's Self-Reinforcing(TM) technologies and resorbable implant designs, pre-clinical and clinical studies, the write off and reserve of impaired inventory, preparation of submissions to the FDA and foreign regulatory agencies, the development of sales, marketing and distribution channels, the write-off of acquired in-process research and development and the development of the Company's manufacturing capabilities. The Company has recorded losses in prior periods, including a loss of approximately $2.5 million in 2001, but has posted profits for the last two quarters of $187,000 and $82,000 for the quarters ended December 31, 2001, and March 31, 2002, respectively. The Company has been focusing on expanding its market share within the procedure specific Sports Medicine market and has introduced several new products which have started to offset the sales decreases of the Meniscus Arrow. No assurance can be given that revenues will grow in the future or that revenues will exceed expenses. There can be no assurance that the Company will be able to successfully commercialize its products or that the Company will be profitable again.

During 2002 the Company continued to implement its initiatives, begun in 2000, to refocus its business and to reallocate critical resources. During the quarter ended September 30, 2001, the Company took a restructuring charge of $343,000. The charge related primarily to severance for sales and order entry personnel. This reduction was made to eliminate redundancies and streamline operations. During the first quarter of 2002, the Company reported net income of $82,000, resulting in earnings per basic and diluted share of $0.01. For the fourth quarter of 2001, the Company had net income of $187,000, or earnings per basic and diluted share of $0.02. These results are primarily due to management's implementation of operational improvement plans. Management is continuing to focus on and to evaluate monthly the effects of these initiatives. No assurances can be given that the Company's initiatives will result in profitable operations in the future.

The Company has one business segment - bioabsorbable implants and instruments for orthopedic surgical use in bone and bone to soft tissue procedures. Sports Medicine and Fracture Fixation are product lines sold for these applications. During 2001, approximately 91% of the Company's sales were implants, 5% were associated instruments and 4% were other revenues. During the three months ended March 31, 2002, approximately 92% of the Company's sales were implants, 5% were associated instruments and 3% were other revenues. The instruments are needed for surgical procedures involving the Company's implants and are therefore inexorably linked to implant sales. Historically a substantial portion of the Company's revenues resulted from sales of the Meniscus Arrow, which received FDA clearance in March 1996. During the twelve months ended December 31, 2000 and 2001 and the three months ended March 31, 2002, Meniscus Arrow sales represented 59%, 47%, and 42%, respectively, of total Company product sales. Products introduced in 2000 and 2001 contributed 22% of total product sales for the period ended March 31, 2002. This represents a 16% increase from the same period ended March 31, 2001.

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

As part of the Company's marketing efforts, the Company's marketing staff and regional sales managers participate in conventions attended by surgeons in which they demonstrate the products in models of human bone and show surgeons how to use the products. These individuals may also attend a surgical procedure to answer any questions the surgeon may have. None of these efforts are obligations related to a contract or a sale but are done to enhance customer relationships at the discretion of the Company. The Company is not obligated on any sale of product to support or train. The Company sells its products through managed networks of independent sales agents, distributors and dealers. In the U.S. the Company handles all invoicing functions directly and pays commissions to its independent sales agents or representatives. Outside the U.S. the Company sells its products directly to distributors and dealers at discounts that vary by product and by market. Accordingly, the Company's U.S. sales result in higher gross margins than international sales.

Bionx continues to evaluate the formation of strategic partnerships for craniofacial products. The Company believes that with the appropriate strategic partner who has a focused marketing and sales effort, coupled with key surgeon champions and a unique product portfolio, resorbable fixation products can effectively penetrate this craniofacial market. Bionx currently participates in this craniofacial market and has established a leadership position for resorbable plates and screws. If working with the appropriate strategic partner, the Company believes that it can leverage its current position and expand its market presence by introducing new and innovative products directed towards these surgical specialties.

The Company has intellectual property and techniques with application outside of the orthopedic market and for which it may seek to establish licensing or distribution agreements with strategic partners to fund and develop certain products and to market and distribute products that the Company elects not to distribute through its managed networks of independent sales agents, distributors and dealers. No assurance can be given that the Company will be able to enter into license arrangements on satisfactory terms.

During 2000 the Company began invoicing European customers in Euro's. The majority of the Company's sales are in the United States, and most of the sales to international markets are in Europe and Asia. During 2000, 2001 and the first three months of 2002, international product sales represented approximately 18%, 21% and 21% respectively, of the Company's total product sales. The Company has foreign operations in Finland consisting primarily of manufacturing and certain R&D and marketing functions. The Company invoices more than 85% of its consolidated revenues in US Dollars. Approximately 75% of the expenses incurred by the Company are denominated in US Dollars. The majority of other revenues and expenses are in Euro's. Euro denominated expenses exceed Euro denominated revenues. The dollar is the functional currency for the Company's Finnish operation, consequently, a weakening in the Euro has a favorable impact on the Company while a strengthening has an unfavorable impact. Currently, foreign exchange could reduce annual income before taxes by approximately $50,000 if the Euro increases in value by 1% depending upon the extent of the Company's Euro denominated net expenses and/or net assets for the period under evaluation. The Company may seek to manage its foreign currency risk through the purchase of foreign currency options and forward contracts in the future. However, there is a cost to such hedging and, for 2001 and the three months ended March 31, 2002, the Company did not hedge such exposures. No assurances can be given that such hedging techniques, if implemented, will protect the Company from exposure resulting from relative changes in the economic strength of the Euro. Foreign exchange transaction gains and losses can vary significantly from period to period.

Periodically the Company has evaluated constructing or leasing manufacturing facilities in the United States to supplement its Finnish manufacturing capabilities. At this time the Company has decided to supplement its Finnish manufacturing by using third party contract manufacturers, primarily in the United States, to produce specific implants or instruments.

The Company's operating losses have resulted in net operating loss carryforwards ("NOL") of approximately $ 8.1 million in federal NOL and $2.6 million in state NOL, which are available to offset future federal and state taxable income, if any, through 2001 and 2006, respectively. Additionally, the Company had an NOL of approximately $4.3 million for foreign income tax purposes which is available to offset future foreign taxable income, if any, through 2011. For federal, state and foreign income tax reporting purposes as of December 31, 2001, the extent to which such carryforwards are available to offset future U.S. and Finnish taxable income may be limited as a result of various ownership changes that have occurred in recent years. Additionally, because tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these carryforwards for income tax purposes. Furthermore, income earned by a foreign subsidiary may not be offset against operating losses of U.S. entities. The statutory tax rates applicable to the Company and its foreign subsidiaries vary substantially. Tax rates have fluctuated in the past and may do so in the future.

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

In order to develop new products, and to satisfy the needs of surgeons, Bionx is committed to developing strong surgeon relationships and supporting medical education. The Company continues its commitment to medical organizations in the country by remaining a Founding Donor to AANA (Arthroscopy Association of North America), which is one of the largest Sports Medicine associations in North America. Also, during the first quarter of 2002, Bionx has joined ASMI (American Sports Medicine Institute), whose mission is to improve the understanding, prevention, and treatment of sports-related injuries through research and education. The Company also continued its new product introductions with the release of the Contour Meniscus ArrowTM and Biocuff CTM within the last two quarters. These new product introductions highlight the Company's ability to leverage its technology in resorbable polymer's across varied product lines and offerings. The Companys' recently formed Surgeon Advisory Board continues to assist in the development of procedure-specific resorbable products. There is no assurance that these actions will result in increased sales revenues.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company adopted FAS 142 effective January 1, 2002. FAS 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires the Company to complete a test for impairment of these assets annually, as well as a transitional goodwill impairment test within six months from the date of adoption. As of December 31, 2001 and March 31, 2002, the Company had net goodwill of $2,905,133. For the year ended December 31, 2001, the Company recorded $1,034,030 of goodwill amortization. The Company is no longer amortizing goodwill. The adoption of FAS 142 did not have a material effect on the Company's financial position or results from operation, however, market conditions and other uncertainties may change the Company's exposure in the future. The table disclosed in Note 4 in Notes to Consolidated Financial Statements shows what net income would have been had FAS 142 been adopted in prior periods.

In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). The Company adopted FAS 144 as of January 1, 2002. FAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. At this time, the Company does not believe that the adoption of FAS 144 will have a material effect on the Company's financial position or results of operations, but understands that market conditions and other uncertainties may change the Company's exposure in the future.

RESULTS OF OPERATIONS

TOTAL REVENUES
Total revenue decreased by 4.3% from $5.0 million during the quarter ended March 31, 2001 to $4.8 million during the quarter ended March 31, 2002. Total revenues have increased by 8.7% from $4.4 million in the quarter ended September 30, 2001 and by 1.9% from $4.7 million in the quarter ended December 31, 2001.

PRODUCT SALES
The Company's product sales decreased by 4.0% from $4.9 million during the quarter ended March 31, 2001 to $4.7 million during the quarter ended March 31, 2002. The decrease in Meniscus Arrow sales was partially offset by increasing sales of products introduced during 2000 and 2001. Sales of these products increased by 16% from $869,000 during the quarter ended March 31, 2001 to $1.0 million during the quarter ended March 31, 2002.

GLOBAL SPORTS MEDICINE
Consolidated sales of Sport Medicine products, including instruments, decreased 6.9% from $3.6 million during the three months ended March 31, 2001 to $3.3 million during the three months ended March 31, 2002. Non -Meniscus Arrow sales accounted for 39% of the first quarter 2002 Sports Medicine product sales, with sales growth of 114% over the three months ended March 31, 2001. The Company intends to continue to expand its product lines, offering the surgeon improved clinical solutions throughout all of its product families.

FRACTURE FIXATION PRODUCTS
Consolidated sales of Fracture Fixation products, which include Orthopedic Trauma and Craniofacial product lines, increased 3.8% from $1.3 million during the three months ended March 31, 2001 to $1.4 million during the three months ended March 31, 2002. The primary reason for the increase is higher Asian sales of the Company's orthopedic trauma line.

GLOBAL ORTHOPEDIC TRAUMA
Consolidated sales of Orthopedic Trauma products, including instruments, increased 9.0% from $1.0 million during the three months ended March 31, 2001 to $1.2 million during the three months ended March 31, 2002, primarily as a result of increased sales and marketing activities in the international markets, primarily Asia.

GLOBAL CRANIOFACIAL
Consolidated sales of Craniofacial products, including instruments, decreased 15.6% from $0.3 million during the three months ended March 31, 2001 to $0.2 million, during the three months ended March 31, 2002. This is primarily due to the Company reducing its sales and marketing efforts for this product line.

OTHER SALES
Other sales consist of grant revenues totaling $30,000 for the quarter ended March 31, 2002, compared with $50,000 for the quarter ended March 31, 2001. This revenue is generated from grants obtained from a Finnish government research organization which funds certain research and development projects. These grants have declined as the Company has decided to concentrate its development efforts on projects which enable the Company to meet short-term horizons for product introductions and which utilize internally generated funding.

INTERNATIONAL SALES
International sales for the quarter ended March 31, 2002 increased 7.5% from the quarter ended March 31, 2001 to $1.0 million or 21% of total product sales. The Company is beginning to capitalize on the aggressive marketing plans which it implemented during 2001, and which included adding resources to stimulate sales growth in future quarters, and to achieve market penetration with new country-specific distributors.

GROSS PROFIT
The Company's gross profit increased 1.4% from $3.4 million to $3.5 million for the three months ended March 31, 2001, and March 31, 2002, respectively. Gross profit was 73% of sales for the three months ended March 31, 2002, which is an improvement from 69% for the period ended March 31, 2001. This significant improvement is a result of the Company's manufacturing and operational process changes.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses decreased by 11.5% from $3.1 million in the first quarter of 2001 to $2.7 million in the first quarter 2002. Such expenses were 63% and 58% of revenues for the first quarter of 2001 and 2002, respectively. The total reduction in SG&A expenses results primarily from the organizational changes the Company has effected during the latter half of 2001 and its increased ability to leverage web-based technologies to assist its customers.

RESEARCH AND DEVELOPMENT
While the Company continues to be committed to providing cutting-edge products for an increasingly competitive Sports Medicine environment, research and development expenses totaled $0.7 million or 14% of sales for the first quarter of 2002, down from $0.9 million or 18% of sales for the same period of 2001. The decrease in R&D spending, both in gross dollars and as a percentage of sales, is a result of the Company's reduced spending on projects with longer time horizons as the Company emphasized projects that have shorter development cycles; a reduction in the spending levels for resorbable stent development; and its continued commitment to maintaining cost-effective product development. The Company continues to partner with key surgeon champions in the Sports Medicine and Fracture Fixation fields to develop new products. The research, design and development efforts use the Company's Surgeon Advisory Board, and experts from other industry organizations, alongside the Company's research engineers. The Company's strategy of providing procedure specific surgical solutions depends on its ongoing product development in order to bring innovative new products to the market and the Company's spending reflects expenditures on development of those new products within its established market and on new products and technologies that are for therapeutic applications outside of established markets.

The Company believes that the resorbable stent business has a significant market size, a well-defined regulatory pathway, and has therapeutic outcome characteristics that may favor resorbable stents. However, given the Company's limited cash resources, management is exploring other funding and licensing opportunities with respect to the Stent business and has limited Stent spending to minimal amounts.

PATENT AND LITIGATION EXPENSE
Patent and litigation expense decreased 61% from $64,000 to $25,000 during the first quarter of 2001 and 2002, respectively. This is largely due to the current status of the proceedings and the fact that negotiations have been requiring less legal assistance than was previously required.

OTHER INCOME AND EXPENSE
In the first quarter of 2002, the Company generated interest income of $18,000, interest expense of approximately $4,000, and net other income of $20,000, resulting in net other income and expense of $34,000. This compares to interest income of $76,000 and net other expense of $52,000 in the first quarter of 2001. The decrease in interest income is a result of lower cash balances during the first quarter of 2002 compared to 2001. Other income in 2002 represents net foreign currency translation and transaction gains as opposed to the net foreign currency translation and transaction losses in 2001.

INCOME TAXES
The Company recorded no tax provisions for the first three months of 2002, due to the availability of net operating loss carryforwards.

NET INCOME
The Company reported net income of $ 82,000 or $.01 per share (basic and diluted) for the quarter ended March 31, 2002 versus a net loss of $0.6 million or ($.05) per share (basic and diluted) for the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied primarily upon external (private and public) sources of equity to fund operations and development. At March 31, 2002, cash and cash equivalents totaled $4.5 million, which is a decrease of $0.5 million from $5.0 million at December 31, 2001. The decrease from December 31, 2001 is primarily due to decreases in accounts payable and slight increases in capital spending. At March 31, 2002, the Company improved its net working capital position to $9.9 million, or a 5:1 ratio of current assets to current liabilities.

The Company's liquidity is dependent primarily upon its ability to improve operating results and thereby generate adequate cash flow from operations. Through 2001, the Company continued to implement its initiatives, begun in 2000, to refocus its business and reallocate critical resources. During the third quarter ended September 30, 2001, the Company took a restructuring charge of $343,000. The charge related primarily to severance for sales and order entry personnel. This reduction was made to eliminate redundancies and streamline operations. Management has implemented operation improvement plans and during 2002 is continuing to focus on and evaluate monthly the effects of these initiatives. These plans have included the addition of critical resources in areas that will have the greatest impact on sales growth and profit improvement; consolidation of the sales organization designed to improve sales efficiencies, increase market coverage, and reduce the Company's cost of sales; reduction in sales administration to reduce the Company's overall selling costs; a refocus of R&D investments on new product introductions that will provide complementary product offerings in the short-term; consolidation of global inventories to reduce the Company's overall investment in inventories and improve customer service levels; reduction in inventory levels to improve inventory turn rates thereby reducing the Company's cash requirements to support inventory investments; increases in sales and marketing efforts designed to expand sales contributions from markets outside of the US; and the implementation of surgeon educational programs designed to increase surgeon awareness and use of the Company's products. However, there can be no assurance that these steps will be successful. The Company's operations may not provide sufficient internally generated cash flows to meet the Company's projected requirements. The Company's ability to continue to finance its operations will depend on its ability to achieve profitability by improving sales and margins, its ability to reduce cash outflows and, if necessary, its ability to obtain other sources of funding sufficient to support the Company's operations. No assurances can be given that such funding will be available on satisfactory terms or at all.

The Company believes that existing capital resources together with cash flow from operations (if, and to the extent, generated) will be sufficient to fund its operations during 2002. This statement constitutes a Forward-Looking Statement. Actual results could differ materially from the Company's expectations regarding its capital requirements and its sources of capital. The Company's future capital requirements and the adequacy of available capital resources will depend on numerous factors, including the Company's ability to reverse recent trends and successfully perform management initiatives, market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, acquisition opportunities, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of the Company's efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of the Company's products. The Company's operations did not produce positive cash flows during 1994, 1995, 1996, 1998, 1999, or 2001, although the Company did have a slight increase in cash at December 31, 2000 over December 31, 1999. To the extent that funds generated from the Company's operations, together with its existing capital resources, and the net interest earned thereon, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The terms of any further equity financing may be dilutive to stockholders and the terms of any debt financing may contain restrictive covenants, which limit the Company's ability to pursue certain courses of action. The Company does not have any committed sources of financing and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. Principal stockholders of the Company who previously provided funding to the Company and provided guarantees to sources of credit have indicated that they do not intend to continue furnishing such assistance. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations could be materially and adversely affected. The sufficiency of the Company's capital reserves with respect to operations beyond March 31, 2002 will depend primarily upon the Company's operating results and the extent to which such results are capable of funding anticipated growth.

No assurances can be given that the Company's initiatives will result in profitable operations in the future.

The Company was owed $0.479 million from Bionix B.V. at March 31, 2002. Sixty-eight percent of Bionix B.V. stock is owned by related parties. Bionix B.V. beneficially owns 24.9% of the Company's Common Stock. On April 10, 2002, Pertti Tormala, a director of the Company, on behalf of all of the Finnish shareholders of Bionix B.V. transferred 95,957 shares of the Company's common stock to the Company, as payment in full of the outstanding indebtedness.

The Company was able to make substantial improvements in cash flow management due to its continued efforts to complete the management initiatives, while continuing to fund research and development at 14% of sales during 2002. This research funding consisted of investing in new treatment modalities and product development that does not result in dramatic sales increases initially and will only do so when products are released and gain market acceptance.

The Company's total use of cash and cash equivalents for 2001 was $2.1 million. During the first quarter of 2001 and 2002, cash and cash equivalents usage was $1.2 million and $454,000, respectively. The reduction in cash usage resulted primarily from a decrease in the cash used in operating activities, primarily as a result of the Company realizing net income during the first quarter of 2002 compared to a net loss in the first quarter of 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's functional currency is the US dollar. However, because the Company has revenues and expenses that are Euro-denominated the Company may seek to manage its foreign currency risk through the purchase of foreign currency options and forward contracts in the future. However, there is a cost to such hedging. During 2001, and the first quarter of 2002, the Company did not purchase financial instruments to manage foreign currency risk. Currently foreign exchange could reduce annual income before taxes by approximately $50,000 if the Euro increases in value by 1% depending upon the extent of the Company's Euro denominated net expenses and/or net assets for the period under evaluation. No assurances can be given that such hedging techniques if implemented will protect the Company from exposure resulting from relative changes in the economic strength of the Euro. Foreign exchange transaction gains and losses can vary significantly from period to period.

No other change since filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


PART II. OTHER INFORMATION

   (a) The Registrant did not file any Current Reports on Form 8-K during the quarter ended March 31, 2002.

   (b)    Exhibits - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BIONX IMPLANTS, INC.


                                       By:  /s/ Gerard Carlozzi
                                           ------------------------------
                                            Gerard Carlozzi, President
                                            and Chief Executive Officer



                                       By:  /s/ Drew Karazin
                                           ------------------------------
                                            Drew  Karazin
                                            Chief Financial Officer



Dated:  May 15, 2002