Form 10-Q
period 2002-06-30
BIONX IMPLANTS INC
filed 2002-08-14
CIK 1030418

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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

At August 14, 2002 there were 10,770,377 shares of Common Stock, par value $.0019 per share, outstanding.

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                          Page
Part I.  Financial Information

Item 1.   Consolidated Financial Statements

             Consolidated Balance Sheets at December 31, 2001 and June 30, 2002 (Unaudited)                 3

             Consolidated Statements of Operations for the Three and Six Months Ended June 30,
                      2001 and 2002 (Unaudited)                                                             4

             Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001
                      and 2002 (Unaudited)                                                                  5


              Notes to Consolidated Financial Statements (Unaudited)                                        6


Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations          8

Item 3.      Quantitative and Qualitative Disclosures about Market Risk                                    13


Part II  Other Information

Signatures                                                                                                 14

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                      DECEMBER 31,      JUNE 30,
                                                                         2001             2002
                                                                      -----------       --------
                                                                                        (Unaudited)
ASSETS

Current assets:

Cash and cash equivalents                                              $  4,985         $  4,889

Trade accounts receivable, net of allowance of $246 as of
     December 31, 2001 and $200 as of June 30, 2002                       2,467            2,661

Inventory, net                                                            3,704            3,271

Grants receivable                                                            95               18

Related party receivables                                                   529               41

Other receivables                                                             8                9

Prepaid expenses and other current assets                                   340              469

Deferred tax assets                                                         798              798
                                                                       --------         --------

Total current assets                                                     12,926           12,156

Plant and equipment, net                                                  2,062            1,914

Goodwill, net (Note 4)                                                    2,905            2,905

Intangibles, net (Note 4)                                                   922              959
                                                                       --------         --------

Total assets                                                           $ 18,815         $ 17,934
                                                                       --------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable                                                 $  1,777         $  1,646
Related Party Payables                                                        0               35
Long - term debt, current portion                                            35               35
Accrued and other current liabilities                                     1,392            1,192
                                                                       --------         --------
Total current liabilities                                                 3,204            2,908
Long-term debt                                                              349              441
Subordinated debt                                                           145              184
                                                                       --------         --------
Total liabilities                                                         3,698            3,533
                                                                       --------         --------

STOCKHOLDERS' EQUITY

Preferred stock, par value $0.001 per share,
       8,000,000 shares authorized, none issued and outstanding              --               --
Common stock, par value $0.0019 per share,
       31,600,000 authorized, 10,864,906 and 10,869,113 shares
       issued as of December 31, 2001 and June 30, 2002,                     21               21
       respectively

Treasury stock, 2,779 and 98,736 shares as of December 31, 2001
       and June 30, 2002, respectively                                       (8)            (535)
Additional paid-in-capital                                               39,986           39,993
Accumulated deficit                                                     (23,819)         (24,035)
Amounts due from employees related to stock purchases                       (38)             (18)
Accumulated other comprehensive (loss)                                   (1,025)          (1,025)
                                                                       --------         --------
Total stockholders' equity                                               15,117           14,401
                                                                       --------         --------

Total liabilities and stockholders' equity                             $ 18,815         $ 17,934
                                                                       --------         --------


      See accompanying notes to unaudited consolidated financial statements

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 JUNE 30                           JUNE 30
                                                         -------------------------         -------------------------
                                                           2001             2002             2001             2002
                                                           ----             ----             ----             ----
Revenues:
Product sales                                            $  4,763         $  4,564         $  9,694         $  9,300
Other revenues                                                 79               (3)             129               27
                                                         --------         --------         --------         --------
Total Revenues                                              4,842            4,561            9,823            9,327

Cost of goods sold                                          1,889            1,410            3,437            2,694
                                                         --------         --------         --------         --------


Gross profit                                                2,953            3,151            6,386            6,633

Selling, general and administrative                         3,250            2,562            6,336            5,294
Research and development                                      855              674            1,730            1,351
Patent and litigation expense                                  21                3               85               28
                                                         --------         --------         --------         --------

Total operating expenses                                    4,126            3,239            8,151            6,673
                                                         --------         --------         --------         --------

Operating (loss)                                           (1,173)             (88)          (1,765)             (40)


Other income and expense:
Interest income                                                61               18              137               36
Interest expense                                               (3)              (4)              (3)              (8)
Other, net                                                     (5)            (224)             (57)            (204)
                                                         --------         --------         --------         --------
Total other income and expense                                 53             (210)              77             (176)
                                                         --------         --------         --------         --------

(Loss) before provision for income taxes                   (1,120)            (298)          (1,688)            (216)

Provision for (benefit from) income taxes                      --               --               --               --

Net loss                                                 $ (1,120)        $   (298)        $ (1,688)        $   (216)
                                                         ========         ========         ========         ========


Loss per share (Note 3):

     Basic & Diluted                                     $  (0.10)        $   (.03)        $  (0.16)        $   (.02)


Shares used in computing income (loss) per share:
     Basic                                                 10,819           10,806           10,819           10,834
     Diluted                                               10,819           10,806           10,819           10,834


      See accompanying notes to unaudited consolidated financial statements

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In Thousands)
                                   (Unaudited)

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                       -----------------------
                                                                                        2001             2002
Cash flow from operating activities:

Net Loss                                                                               $(1,688)        $  (216)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

                 Depreciation and amortization                                             612             459
                 Consignment amortization                                                  516              --

Change in assets and liabilities:
Decrease in inventory, net                                                                 363             433
(Increase) in accounts receivable, net                                                     (59)           (194)
Decrease in grant receivable                                                                 7              77
(Increase) decrease in related parties                                                     (84)             (4)
(Increase) in prepaid expenses and other current assets                                    (65)           (130)
(Decrease) in trade accounts payable                                                      (751)           (131)
(Decrease) in accrued and other current liabilities                                       (197)           (200)
                                                                                       -------         -------

Net cash (used in) provided by operating activities                                     (1,346)             94
                                                                                       -------         -------

Cash flow from investing activities:
                 Purchases of plant and equipment                                         (342)           (201)
                 Purchases of  intangibles                                                (156)           (147)
                                                                                       -------         -------

Net cash used in investing activities                                                     (498)           (348)
                                                                                       -------         -------

Cash flow from financing activities:
                 Borrowing of long-term and subordinated debt                               27             131
                 Proceeds from employee investment plan                                     --              20
                 Stock options                                                              --               7
                                                                                       -------         -------

Net cash provided by financing activities                                                   27             158
                                                                                       -------         -------

Net decrease in cash and cash equivalents                                               (1,817)            (96)
Cash and cash equivalents at beginning of period                                         7,050           4,985
                                                                                       -------         -------

Cash and cash equivalents at end of period                                             $ 5,233         $ 4,889
                                                                                       -------         -------

Supplemental disclosure of cash flow information:
                 Cash paid for interest                                                $     1         $     4
                 Cash paid for taxes                                                   $    --         $    --


      See accompanying notes to unaudited consolidated financial statements

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

The accompanying financial statements have been prepared by Bionx Implants, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2002, and the Company's consolidated results of operations and cash flows for the three and six months ended June 30, 2001 and 2002, have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the SEC. The consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001 and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC. The results of operations and the cash flows for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

2.       INVENTORY

Inventory consists of the following components as of December 31, 2001 and June 30, 2002 (in thousands):

                                                         December 31, 2001         June 30, 2002
                                                         -----------------         -------------
Raw materials                                                 $   692                 $   676
Finished goods - Implants                                       2,301                   1,965
Finished goods - Instruments                                    3,381                   2,616
Instruments on consignment                                      2,269                   1,807
                                                              -------                 -------
                                                                8,643                   7,063
       Less:
             Inventory reserve for obsolete and excess
                  Instruments and Implants                     (4,939)                 (3,793)
                                                              -------                 -------


                                                              $ 3,704                 $ 3,271
                                                              -------                 -------

3.       NET LOSS PER SHARE

Basic (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common plus dilutive potential common shares outstanding during the period. Potential common shares consist of stock options and warrants using the treasury stock method. For all periods presented these options and warrants have been excluded from the dilutive losses per share calculation as their effect would be antidilutive. Shares used for both the basic loss per share and diluted loss per share were 10,819,464 and 10,805,648 for the quarters ended June 30, 2001 and 2002, respectively, and 10,819,464 and 10,833,731 for the six months then ended, respectively.

4.       GOODWILL AND INTANGIBLES

At June 30, 2002, the Company has net goodwill of $2.9 million and net intangibles (patents) of $959,000. The Company has adopted Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("FAS 142"), effective January 1, 2002, and accordingly no longer amortizes goodwill. FAS 142 requires the Company to complete a test for goodwill impairment within six months from the date of adoption. The Company has completed the impairment test and determined that goodwill has not been impaired. The following table is provided to disclose what net income would have been had FAS 142 been adopted in prior periods:

                                            For the three months ended           For the six months ended
                                                     June 30,                            June 30,
                                              2001              2002              2001              2002
Reported net loss                           $  (1,120)        $    (298)        $  (1,688)        $    (216)
Add back:  goodwill amortization                   49                --                98                --
                                            ---------         ---------         ---------         ---------

Adjusted net loss                           $  (1,071)        $    (298)        $  (1,590)        $    (216)
                                            =========         =========         =========         =========


Basic (loss) per share as reported          $   (0.10)        $   (0.03)        $   (0.16)        $   (0.02)
Adjusted basic (loss) per share                 (0.10)            (0.03)            (0.15)            (0.02)
Diluted (loss) per share as reported            (0.10)            (0.03)            (0.16)            (0.02)
Adjusted diluted (loss) per share               (0.10)            (0.03)            (0.15)            (0.02)


5.       INTEREST AND OTHER INCOME AND EXPENSE

In the three months ended June 30, 2001 the Company generated interest income of approximately $61,000, interest expense of approximately $3,000, and foreign exchange losses of approximately $5,000, resulting in net other income of $53,000. In the three months ended June 30, 2002, the Company generated interest income of approximately $18,000, interest expense of approximately $4,000, and foreign exchange losses of approximately $224,000 resulting in net other expense of $210,000.

6.       SUPPLEMENTAL CASH FLOW DISCLOSURE

On April 10, 2002, a stockholder transferred 95,957 shares of the Company's common stock with a value of $527,764 to the Company as payment in full for an outstanding indebtedness of $479,000 and for futures services to be rendered by the Company.

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

The Company was founded in 1984 to develop certain resorbable polymers for orthopedic uses. The Company has incurred substantial operating losses since its inception and as of June 30, 2002 had an accumulated deficit of approximately $24.0 million. Such losses have resulted to a large extent from expenses associated with the development and patenting of the Company's Self-Reinforcing(TM) technologies and resorbable implant designs, pre-clinical and clinical studies, the write off and reserve of impaired inventory, preparation of submissions to the FDA and foreign regulatory agencies, the development of sales, marketing and distribution channels, the write-off of acquired in-process research and development and the development of the Company's manufacturing capabilities. The Company has been focusing on expanding its market share within the procedure specific Sports Medicine market and since the beginning of 2001 has introduced several new products which management believes have started to offset sales decreases of the Meniscus Arrow(TM). Arrow sales have declined over time as competitors have entered this category, which was initially created by Bionx. No assurance can be given that revenues will grow in the future or that revenues will exceed expenses. There can be no assurance that the Company will be able to successfully commercialize its products or that the Company will be profitable again.

During 2002 the Company continued to implement initiatives to refocus its business, to reduce operational costs and to streamline operations. Management is continuing to focus on and to evaluate monthly the effects of these operational improvement plans. No assurances can be given that the Company's initiatives will result in profitable operations.

The Company has one business segment - bioabsorbable implants and associated specialized stainless steel surgical instruments for orthopedic surgical use in bone and bone to soft tissue procedures. Its two primary product lines for these applications are Sports Medicine and Fracture Fixation. The Company sells its products to hospitals and surgery centers in the United States and to distributors in international locations. In certain more limited cases the Company consigns implants to hospitals in the United States, primarily during an introductory period when surgeons are evaluating these products. In order to support implant sales efforts in the United States the Company will, in limited cases, provide instruments free of charge to hospitals and surgery centers. The sale and provision of these instruments results in margins which are typically lower than the margins applicable to the Company's implant products. For financial statement purposes, revenues from the sale of instrumentation systems are included within product sales and costs associated with such systems are included within cost of goods sold.

As part of the Company's marketing efforts, the Company's marketing staff and Business Development Managers participate in conventions attended by surgeons at which they demonstrate the products in models of human bone and show surgeons how to use the products. These individuals may also attend a surgical procedure to answer any questions the surgeon may have. None of these efforts are obligations related to a contract or a sale but are done to enhance customer relationships at the discretion of the Company. The Company is not obligated on any sale of product to support or train. The Company sells its products through managed networks of independent sales agents, distributors and dealers. In the U.S. the Company handles all invoicing functions directly and pays commissions to its independent sales agents or representatives. Outside the U.S. the Company sells its products directly to distributors and dealers at discounts that vary by product and by market. Accordingly, the Company's U.S. sales result in higher gross margins than international sales.

During the three and six months periods presented, ending June 30, 2001 and 2002, implants as a percentage of the Company's product revenues ranged from 92% to 94%, with the remaining 6% to 8% related to the sale of associated instruments and other product sales. The instruments are specially designed for surgical procedures involving the Company's implants and are therefore inextricably linked to implant sales. Other product-related sales includes instrument loaner fees and outgoing freight billings to customers.

Historically a substantial portion of the Company's revenues resulted from sales of the Meniscus Arrow, which received FDA clearance in March 1996. In November, 2001 the Company released its next generation Arrow product, the Contour Meniscus Arrow(TM). During the twelve months ended December 31, 2001 Meniscus Arrow sales represented 46% of total Company product and product-related sales. For the three and six months ended June 30, 2002 non-Arrow sales as a percentage of total Company sales increased to 57%, reflecting the Company's focus on expanding its Sports Medicine product line and lessening its dependence on the Meniscus Arrow. This expansion is visible through the increases in sales of recently-introduced products, such as the Biocuff C(TM) and the 1.5 mm Bone Fixation Kit(TM).

Bionx continues to evaluate the formation of strategic partnerships for its craniofacial products. The Company believes that, with the appropriate strategic partner who has a focused marketing and sales effort coupled with key surgeon champions and a unique product portfolio, resorbable fixation products can effectively penetrate the craniofacial market.

The Company has intellectual property and techniques with application outside of the orthopedic market, including certain IP and techniques related to stents, and for which it may seek to establish licensing or distribution agreements with strategic partners to fund and develop certain products and to market and distribute products that the Company elects not to distribute through its managed networks of independent sales agents, distributors and dealers. No assurance can be given that the Company will be able to enter into license arrangements on satisfactory terms.

The majority of the Company's sales are in the United States, and most of the sales to international markets are in Europe and Asia. The Company is actively seeking to expand its international sales and has grown international sales as a percentage of the Company's total product sales. During 2000, 2001 and the first six months of 2002, international product sales represented approximately 18%, 21% and 22% respectively, of the Company's total product sales. The Company has foreign operations in Finland consisting primarily of manufacturing and certain R&D and marketing functions. Approximately 85% of the Company's consolidated revenues and 75% of its expenses are denominated in US Dollars. The majority of the remaining sales and expenses are denominated in Euros, and Euro denominated expenses exceed Euro denominated revenues. As the dollar is the functional currency for the Company's Finnish operation, a weakening of the Euro has a favorable impact on the Company when the Finnish operations experience a loss and an unfavorable impact on the Company when the Finnish operations experience a profit. Alternatively, a strengthening of the Euro has an unfavorable impact on the Company when the Finnish operations experience a loss and favorable impact on the Company when the Finnish operations experience a profit. Additionally, the effect on the Company of changes in the relative strength of the Euro depends upon the extent of the Company's Euro denominated net expenses and/or net assets for the period under evaluation. The Company may seek to manage its foreign currency risk through the purchase of foreign currency options and forward contracts in the future. However, there is a cost to such hedging and, for 2001 and the six months ended June 30, 2002, the Company did not hedge such exposures. No assurances can be given that such hedging techniques, if implemented, will protect the Company from exposure resulting from relative changes in the economic strength of the Euro. Foreign exchange transaction gains and losses can vary significantly from period to period.

Periodically the Company has evaluated constructing or leasing manufacturing facilities in the United States to supplement its Finnish manufacturing capabilities. At this time the Company has decided to supplement its Finnish manufacturing by using third party contract manufacturers, primarily in the United States, to produce specific implants or instruments.

The Company's operating losses have resulted in net operating loss carryforwards ("NOL") of approximately $ 9.2 million in federal NOL and $3.7 million in state NOL, which are available to offset future federal and state taxable income, if any, through 2022, with the state NOL expiring in various years beginning in 2006 and the federal NOL expiring in various years beginning in 2011. Additionally, the Company had an NOL of approximately $4.3 million for foreign income tax purposes which is available to offset future foreign taxable income, if any, through 2011. For federal, state and foreign income tax reporting purposes as of December 31, 2001, the extent to which such carryforwards are available to offset future U.S. and Finnish taxable income may be limited as a result of various ownership changes in the Company that have occurred in recent years. Additionally, because tax laws limit the time during which these carryforwards may be applied against future taxable income, the Company may not be able to take full advantage of these carryforwards for income tax purposes. Furthermore, income earned by a foreign subsidiary may not be offset against operating losses of U.S. entities. The statutory tax rates applicable to the Company and its foreign subsidiaries vary substantially. Tax rates have fluctuated in the past and may do so in the future. As a result of the net operating loss carryforwards, the Company has a deferred tax asset in the amount of $798,000 which the Company continually evaluates for realizability.

The Company's results of operations have fluctuated in the past on an annual and quarterly basis and may fluctuate significantly from period to period in the future, depending on many factors, many of which are outside of the Company's control. Such factors include but are not limited to the timing of government approvals, the medical community's acceptance of the Company's products, the success of competitive products, the ability of the Company to enter into strategic alliances with corporate partners, expenses associated with patent matters, the results of regulatory inspections and the timing of expenses related to product launches.

In order to develop new products, and to satisfy the needs of surgeons, Bionx is committed to developing strong surgeon relationships and supporting medical education. The Company continues its commitment to medical organizations by remaining a Founding Donor to AANA (Arthroscopy Association of North America), which is one of the largest Sports Medicine associations in North America. During the first quarter of 2002, Bionx also joined ASMI (American Sports Medicine Institute), whose mission is to improve the understanding, prevention, and treatment of sports-related injuries through research and education. The Company has continued its new product introductions with the release of the 1.5 mm Bone Fixation Kit(TM), Contour Meniscus Arrow(TM), Biocuff C(TM), and Duet Suture Anchor(TM) since September, 2001. These new product introductions highlight the Company's ability to leverage its technology in resorbable polymers across varied product lines and offerings. The Company's recently formed Surgeon Advisory Board continues to assist in the development of procedure-specific resorbable products. There is no assurance that these actions will result in increased revenues.

RECENT ACCOUNTING PRONOUNCEMENT

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company plans to adopt SFAS No. 146 in January 2003. Management believes that the adoption of this statement will not have a material effect on the Company's future results of operations.

RESULTS OF OPERATIONS

Total Revenues

Total revenues decreased by 5.8% from $4.84 million to $4.56 million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. For the six months ended June 30, 2001 and June 30, 2002 total revenues decreased by 5.1% from $9.82 million to $9.33 million, respectively. The decrease in both the three and six month periods primarily is a result of lower sales in the sports medicine and craniofacial product lines, a decline in non-product revenue (primarily grants), and partially offset by an increase in sales of orthopedic trauma products.

Product sales

The Company's product and product-related sales decreased by 4.2% from $4.76 million to $4.56 million for the three months ended June 30, 2001 and 2002, respectively, and by 4.1% from $9.69 million to $9.30 million, for the six months ended June 30, 2001 and 2002, respectively. The decrease in sales of Craniofacial products and of the Meniscus Arrow was partially offset by sales of new products released in the second half of 2001. Sales of these products contributed over $300,000 to revenues for the quarter and over $400,000 to revenues for the six months ended June 30, 2002.

Global Sports Medicine

Consolidated sales of Sport Medicine products decreased 5.7% from $3.3 million to $3.1 million for the three months ended June 30, 2001 and 2002, respectively, and by 5.4% from $6.7 million to $6.3 million for the six months ended June 30, 2001 and 2002, respectively. These decreases in the sales of Sports Medicine products reflect lower Meniscus Arrow sales in 2002 compared to 2001 for the three and six month periods ending June 30. However, the Company developed, and then in early 2002 began recording sales for, a product line extension, the Contour Arrow, which offers increased product flexibility. It is possible this product has begun to stabilize Arrow product sales, when comparing total Arrow products for the first quarter of 2002 to the second quarter of 2002 ($2.04 million in the first quarter, compared to $1.97 million in the second quarter). Additionally, as a result of new product development efforts, over the last couple of years the Company has released other Sports Medicine products that reduce its reliance on the Arrow products. For the six months ended June 30, 2001 and 2002, non-Arrow Sports Medicine product sales increased by 5.5% from $2.2 million to $2.3 million respectively (and remained flat at $1.1 million for the three months ended June 30, 2001 and 2002). The Company intends to continue to expand its product lines, offering the surgeon improved clinical solutions throughout all of its product families.

Global Orthopedic Trauma

Consolidated sales of Orthopedic Trauma products increased 11% from $1.0 million to $1.1 million during the three months ended June 30, 2001 and 2002, respectively, and by 11% from $2.0 million to $2.2 million for the six months ended June 30, 2001 and 2002, respectively. Sales increased as a result of greater acceptance of the Company's orthopedic trauma line in Europe, Asia and the United States and the introduction of new products in the second half of 2001.

Global Craniofacial

Consolidated sales of Craniofacial products decreased by 27% from $0.5 million to $0.3 million for the three months ended June 30, 2001 and 2002, respectively, and by 23% from $0.7 million to $0.6 million for the six months ended June 30, 2001 and 2002, respectively. This decrease results from the Company reducing its sales and marketing efforts for this product line.

Other Sales

Other sales consist of a net credit against grant revenues totaling $3,000 for the three months ended June 30, 2002, compared with grant revenues $79,000 for the three months ended June 30, 2001. Other sales for the six months ended June 30, 2001 and 2002 decreased by 80% from $129,000 to $25,000, respectively. Other sales revenue is generated primarily from grants obtained from a

Finnish government research organization which funds certain research and development projects. These grants have declined as the Company has decided to concentrate its development efforts on projects which enable the Company to meet short-term horizons for product introductions and which utilize internally generated funding.

International Sales

International sales remained flat at $1.1 million for the three months ended June 30, 2001 and 2002 and at $2.0 million for the six months ended June 30, 2001 and 2002. As a percentage of total product sales international sales increased from 22% to 23% of total product sales for the three months ended June 30, 2001 and 2002, respectively, and from 20% to 22% for the six months ended June 30, 2001 and 2002, respectively. Increased sales of Sports Medicine products in all international markets were partially offset by decreases in Orthopedic Trauma and Craniofacial product in some markets. The Company is continuing to concentrate its international sales efforts on the development of new country-specific distributors.

Gross Profit

The Company's gross profit increased 6.7%, from $3.0 million to $3.2 million, for the three months ended June 30, 2001, and June 30, 2002, respectively, and 3.9%, from $6.4 million to $6.6 million for the six months ended June 30, 2001 and 2002, respectively. Gross profit rose from 61% of sales to 69% of sales for the three months ended June 30, 2001 and 2002, respectively. For the six months ended June 30, 2001 and 2002 gross profit increased from 65% of sales to 71% of sales, respectively. This improvement in gross profit percentage is a result of lower direct product costs resulting from productivity improvements and cost savings in the Company's manufacturing and operational processes and the elimination of consignment amortization in 2002, offset by increased physical inventory adjustments and promotions expense.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses decreased 21%, from $3.3 million to $2.6 million, for the three months ended June 30, 2001 and 2002, respectively, and 16%, from $6.3 million to $5.3 million for the six months ended June 30, 2001 and 2002, respectively. As a percentage of revenues, such expenses decreased from 67% to 56% of revenues for the three months ended June 30, 2001 and 2002, respectively, and from 65% to 57% for the six months ended June 30, 2001 and 2002, respectively. The reduction in SG&A expenses reflects the organizational changes the Company implemented during the latter half of 2001.

Research and Development

While the Company continues to be committed to providing cutting-edge products for an increasingly competitive Sports Medicine environment, research and development expenses decreased 21%, from $0.9 million to $0.7 million, for the three months ended June 30, 2001 and 2002, respectively, and 22%, from $1.7 million to $1.4 million for the six months ended June 30, 2001 and 2002, respectively. As a percentage of revenues, such expenses decreased from 18% to 15% of revenues for the three months ended June 30, 2001 and 2002, respectively, and from 18% to 14% for the six months ended June 30, 2001 and 2002, respectively. Excluding spending for stent development, the Company spent 13% of revenues on Research and Development for the three and six month periods ended June 30, 2001 and 2002. Therefore, the decrease in R&D spending, both in gross dollars and as a percentage of sales, is primarily a result of reduced spending for resorbable stent development, which is consistent with the Company's intent to invest in projects that have shorter development cycles and to reduce spending on projects with longer time horizons. Spending on stent development decreased from $233,000 to $63,000 for the three months ended June 30, 2001 and 2002, respectively, and from $462,000 to $132,000 for the six months ended June 30, 2001 and 2002, respectively.

The Company continues to partner with surgeons who are key opinion leaders in the Sports Medicine and Fracture Fixation fields to develop new products. The research, design and development efforts draw on the Company's Surgeon Advisory Board and experts from other industry organizations to work alongside the Company's research engineers. The Company's strategy of providing procedure specific surgical solutions depends on its ongoing product development in order to bring innovative new products to the market, and the Company's spending reflects expenditures on development of those new products within its established market and on new products and technologies that are for therapeutic applications outside of established markets.

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

Patent and Litigation Expense

Patent and litigation expenses decreased 86%, from $21,000 to $3,000, for the three months ended June 30, 2001 and 2002, respectively, and decreased 67%, from $85,000 to $28,000 for the six months ended June 30, 2001 and 2002, respectively. This is largely due to the current status of the proceedings and to negotiations requiring less legal assistance than previously required.

Other income and expense

Interest income decreased 71%, from $61,000 to $18,000, for the three months ended June 30, 2001 and 2002, respectively, and decreased 74%, from $137,000 to $36,000 for the six months ended June 30, 2001 and 2002. During the three months ended June 30, 2001, the Company generated $61,000 of interest income, interest expense of $3,000 and other expense of $5,000, resulting in net other income of $53,000. This compares to $18,000 of interest income, $4,000 of interest expense and $224,000 of other expense, resulting in net other expense of $210,000 for the three months ended June 30, 2002. During the six months ended June 30, 2001, the Company generated $137,000 of interest income, interest expense of $3,000 and other expense of $57,000, resulting in net other income of $77,000. This compares to $36,000 of interest income, $8,000 of interest expense and $204,000 of other expense, resulting in net other expense of $176,000 for the six months ended June 30, 2002. The decrease in interest income is a result of lower cash balances and decreased market interest rates during the three and six month periods ending June 30, 2002 compared to June 30, 2001. Other expense primarily represents net foreign currency translation and transaction losses as a result of unfavorable changes in the exchange rate between Euros and US dollars.

Income Taxes

The Company recorded no tax benefit for any period presented as there is no assurance beyond a reasonable doubt that tax benefits will be realizable.

Net Loss

Net loss decreased 73%, from $1.1 million or $0.10 per basic and diluted share to $0.3 million or $0.03 per basic and diluted share for the three months ended June 30, 2001 and 2002, respectively. For the six months ended June 30, 2001 and 2002 net loss decreased from $1.7 million or $0.16 per basic and diluted share to $0.2 million or $0.02 per basic or diluted share, respectively. The decrease in net loss and net loss per share reflects lower sales offset by a decrease in cost of goods sold; selling, general and administrative expenses and research and development.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied primarily upon external (private and public) sources of equity to fund operations and development. At June 30, 2002, cash and cash equivalents totaled $4.9 million, which is a decrease of $0.1 million from $5.0 million at December 31, 2001. The decrease from December 31, 2001 is primarily as result of purchases of plant, equipment and intangibles, partially offset by an increase in long term and subordinated debt. At June 30, 2002, the Company's net working capital position was $9.2 million compared to working capital at December 31, 2001 of $9.7 million. The decrease in working capital resulted primarily from the receipt of the Company's stock in payment of a $0.5 million receivable from Bionx B.V. At December 31, 2001 and June 30, 2002 the Company's ratio of current assets to current liabilities remained steady at 4:1.

At March 31, 2002 the Company was owed $0.479 million from Bionix B.V. Sixty-eight percent of Bionix B.V. stock is owned by related parties and at March 31, 2002 Bionix B.V. beneficially owned 24.9% of the Company's Common Stock. On April 2, 2002, Pertti Tormala, a director of the Company, on behalf of all of the Finnish shareholders of Bionix B.V. executed an agreement to transfer 95,957 shares of the Company's common stock to the Company at a price of $5.50 per share. The transfer was completed on April 10, 2002, and of the shares received, 87,091 were used to satisfy the Bionx B.V.'s debt to the Company, and the value of the remaining 8,866 shares is accrued in Other Current Liabilities to offset future services to be provided by the Company for Bionx B.V. At June 30, 2002 Bionx B.V. beneficially owns 24.0% of the Company's Common Stock.

The Company's liquidity is dependent primarily upon its ability to improve operating results and thereby generate adequate cash flow from operations. The Company is continuing to focus its sales and marketing efforts to achieve the greatest impact, to maintain prudent control over the allocation of critical resources, and to streamline operations. Management has continued to implement operational improvement plans and during 2002 is continuing to focus on and evaluate monthly the effects of these initiatives. These plans have included the addition of critical resources in areas that will have the greatest impact on sales growth and profit improvement; consolidation of the sales organization designed to improve sales efficiencies, increase market coverage, and reduce the Company's cost of sales; reduction in sales administration to reduce the Company's overall selling costs; a refocus of R&D investments on new product introductions that will provide complementary product offerings in the short-term; consolidation of global inventories to reduce the Company's overall investment in inventories and improve customer service levels; reduction in inventory levels to improve inventory turn rates thereby reducing the Company's cash requirements to support inventory investments; increases in sales and marketing efforts designed to expand sales contributions from markets outside of the US; and the implementation of surgeon educational programs designed to increase surgeon awareness and use of the Company's products. However, there can be no assurance that these steps will be successful. The Company's operations may not provide sufficient internally generated cash flows to meet the Company's projected requirements. The Company's ability to continue to finance its operations will depend on its ability to achieve profitability by improving sales and margins, its ability to reduce cash outflows and, if necessary, its ability to obtain other sources of funding sufficient to support the Company's operations. No assurances can be given that such funding will be available on satisfactory terms or at all.

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

Although the Company's operations produced a positive cash flow from operations for the six months ended June 30, 2002, it did not produce positive cash flows during 1994, 1995, 1996, 1998, 1999, or 2001. To the extent that funds generated from the Company's operations, together with its existing capital resources, and the net interest earned thereon, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The terms of any further equity financing may be dilutive to stockholders and the terms of any debt financing may contain restrictive covenants, which limit the Company's ability to pursue certain courses of action. The Company does not have any committed sources of financing and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. Principal stockholders of the Company who previously provided funding to the Company and provided guarantees to sources of credit have indicated that they do not intend to continue furnishing such assistance. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations could be materially and adversely affected. The sufficiency of the Company's capital reserves with respect to operations beyond June 30, 2002 will depend primarily upon the Company's operating results and the extent to which such results are capable of funding anticipated growth.

No assurances can be given that the Company's initiatives will result in profitable operations in the future.

The Company has been able to make substantial improvements in cash flow management due to its continued efforts to complete the management initiatives, while continuing to fund research and development at 14% of sales during 2002. This research funding consisted of investing in new treatment modalities and product development that does not result in dramatic sales increases initially and will only do so when products are released and gain market acceptance.

The Company's total use of cash and cash equivalents for 2001 was $2.1 million. During the six months ended June 30, 2001 and 2002 the Company's total use of cash and cash equivalents decreased from $1.8 million to $0.1 million, respectively. The reduction in cash usage resulted primarily from the Company realizing a lower net loss during the first six months of 2002 compared to 2001 and from operations providing cash for the first six months of 2002 compared to using cash for the first six months of 2001.

Earnings before interest income taxes, depreciation and amortization (EBITDA) for the six months ended June 30, 2002 is a positive $251,000, compared to a negative $557,000 for the six months ended June 30, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's functional currency is the US dollar. In its Finnish operation, the Company has revenues and expenses that are Euro-denominated. As the dollar is the functional currency for the Company's Finnish operation, a weakening of the Euro has a favorable impact on the Company when the Finnish operations experience a loss and an unfavorable impact on the Company when the Finnish operations experience a profit. Alternatively, a strengthening of the Euro has an unfavorable impact on the Company when the Finnish operations experience a loss and a favorable impact on the Company when the Finnish operations experience a profit. Additionally, the effect on the Company of changes in the relative strength of the Euro depends upon the extent of the Company's Euro denominated net expenses and/or net assets for the period under evaluation. As the Company was structured during the first half of 2002, a 1% strengthening of the Euro results in a $50,000 to $150,000 loss to the Company. During 2001, and the first six months of 2002, the Company did not purchase financial instruments to manage this foreign currency risk. The Company may seek to manage its foreign currency risk through the purchase of foreign currency options and forward contracts in the future. However, there is a cost to such hedging. No assurances can be given that such hedging techniques if implemented will protect the Company from exposure resulting from relative changes in the economic strength of the Euro.


PART II. OTHER INFORMATION

         (a) The Registrant did not file any Current Reports on Form 8-K during the quarter ended June 30, 2002.

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

                              BIONX IMPLANTS, INC.


                          By:    /s/ Gerard Carlozzi
                                --------------------------
                                Gerard Carlozzi, President
                                and Chief Executive Officer



                          By:   /s/ Drew Karazin
                                --------------------------
                                Drew  Karazin
                                Chief Financial Officer



Dated:  August 14, 2002