Form 10-Q
period 2002-09-30
BIONX IMPLANTS INC
filed 2002-11-15
CIK 1030418

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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

At November 14, 2002 there were 10,770,377 shares of Common Stock, par value $.0019 per share, outstanding.
================================================================================

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES

                                      INDEX
                                                                            Page



Part I.   Financial Information


Item 1.   Consolidated Financial Statements

            Consolidated Balance Sheets at December 31, 2001 and
            September 30, 2002 (Unaudited)                                   3

            Consolidated Statements of Operations for the Three and
            Nine Months Ended September 30, 2001 and 2002 (Unaudited)        4

            Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2001 and 2002 (Unaudited)                    5

            Notes to Consolidated Financial Statements (Unaudited)           6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk        13

Item 4.   Controls and Procedures                                           14

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8K                                   14

Signatures                                                                  15

Certifications                                                              16

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                               December 31,   September 30,
                                                                  2001            2002
                                                              ------------    ------------
                                                                              (Unaudited)
ASSETS

Current assets:
Cash and cash equivalents                                     $      4,985    $      4,534

Trade accounts receivable, net of allowance of $246 as of
      December 31, 2001 and $170 as of September 30, 2002            2,467           2,201

Inventory, net                                                       3,704           3,280

Grants receivable                                                       95              24

Related party receivables                                              529              47

Other receivables                                                        8              10

Prepaid expenses and other current assets                              340             386

Deferred tax assets                                                    798             798
                                                              ------------    ------------
Total current assets                                                12,926          11,280

Plant and equipment, net                                             2,062           1,992

Goodwill, net (Note 4)                                               2,905           2,905

Intangibles, net (Note 4)                                              922           1,036
                                                              ------------    ------------
Total assets                                                  $     18,815    $     17,213
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable                                        $      1,777    $      1,327
Related Party Payables                                                --                20
Long - term debt, current portion                                       35              35
Accrued and other current liabilities                                1,392           1,254
                                                              ------------    ------------
Total current liabilities                                            3,204           2,636
Long-term debt                                                         349             424
Subordinated debt                                                      145             184
                                                              ------------    ------------
Total liabilities                                                    3,698           3,244
                                                              ------------    ------------
STOCKHOLDERS' EQUITY

Preferred stock, par value $0.001 per share,
   8,000,000 shares authorized, none issued and outstanding           --              --
Common stock, par value $0.0019 per share,
   31,600,000 authorized, 10,864,906 and 10,869,113 shares
   issued as of December 31, 2001 and September 30, 2002,
   respectively                                                         21              21
Treasury stock, 2,779 and 98,736 shares as of December 31,
   2001 and September 30, 2002, respectively                            (8)           (535)
Additional paid-in-capital                                          39,986          39,993
Accumulated deficit                                                (23,819)        (24,476)
Amounts due from employees related to stock purchases                  (38)             (9)
Accumulated other comprehensive loss                                (1,025)         (1,025)
                                                              ------------    ------------
Total stockholders' equity                                          15,117          13,969
                                                              ------------    ------------
Total liabilities and stockholders' equity                    $     18,815    $     17,213
                                                              ============    ============

      See accompanying notes to unaudited consolidated financial statements

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                              Three Months Ended           Nine Months Ended
                                                 September 30                September 30
                                           ------------------------    ------------------------
                                              2001          2002          2001          2002
                                           ----------    ----------    ----------    ----------
Revenues:
Product sales                              $    4,347    $    4,293    $   14,041    $   13,593
Other revenues                                     40             8           169            35
                                           ----------    ----------    ----------    ----------
Total Revenues                                  4,387         4,301        14,210        13,628

Cost of goods sold                              1,210         1,304         4,647         3,998
                                           ----------    ----------    ----------    ----------

Gross profit                                    3,177         2,997         9,563         9,630

Selling, general and administrative             3,017         2,675         9,353         7,969
Research and development                          793           773         2,524         2,124
Restructuring costs                               343          --             343          --
Patent and litigation expense                      17          --             102            28
                                           ----------    ----------    ----------    ----------
Total operating expenses                        4,170         3,448        12,322        10,121
                                           ----------    ----------    ----------    ----------
Operating loss                                   (993)         (451)       (2,759)         (491)


Other income and expense:
Interest income                                    41            17           178            53
Interest expense                                   (1)           (5)           (4)          (13)
Other, net                                        (20)           (2)          (77)         (206)
                                           ----------    ----------    ----------    ----------
Total other income and expense                     20            10            97          (166)
                                           ----------    ----------    ----------    ----------
Loss before provision for income taxes           (973)         (441)       (2,662)         (657)

Provision for income taxes                         (6)         --              (6)         --
                                           ----------    ----------    ----------    ----------

Net loss                                   $     (979)   $     (441)   $   (2,668)   $     (657)
                                           ==========    ==========    ==========    ==========

Loss per share (Note 3):
     Basic & Diluted                       $    (0.09)   $    (0.04)   $    (0.25)   $    (0.06)

Shares used in computing loss per share:
     Basic & Diluted                           10,826        10,770        10,822        10,812

      See accompanying notes to unaudited consolidated financial statements

                      BIONX IMPLANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In Thousands)
                                   (Unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                               -------------------------
                                                                  2001           2002
                                                               ----------     ----------
Cash flow from operating activities:
Net Loss                                                       $   (2,668)    $     (657)

Adjustments to reconcile net loss to net
  cash (used in) provided by operating activities:
     Depreciation and amortization                                    933            689
     Consignment amortization                                         516           --

Change in assets and liabilities:
Decrease in inventory, net                                            431            424
Decrease in accounts receivable, net                                   69            266
Decrease in grant receivable                                            7             71
(Increase) in related parties                                         (87)           (26)
(Increase) in prepaid expenses and other current assets              (223)           (48)
(Decrease) in trade accounts payable                               (1,215)          (450)
Increase (decrease) in accrued and other current liabilities          354           (137)
                                                               ----------     ----------
Net cash (used in) provided by operating activities                (1,883)           132
                                                               ----------     ----------
Cash flow from investing activities:
     Purchases of plant and equipment                                (487)          (466)
     Purchases of intangibles                                        (250)          (267)
                                                               ----------     ----------
Net cash (used in) investing activities                              (737)          (733)
                                                               ----------     ----------
Cash flow from financing activities:
     Borrowing of long-term and subordinated debt                     193            114
     Proceeds from employee investment plan                           114             29
     Stock options                                                   --                7
                                                               ----------     ----------
Net cash provided by financing activities                             307            150
                                                               ----------     ----------
Net (decrease) in cash and cash equivalents                        (2,313)          (451)
Cash and cash equivalents at beginning of period                    7,050          4,985
                                                               ----------     ----------
Cash and cash equivalents at end of period                     $    4,737     $    4,534
                                                               ==========     ==========
Supplemental disclosure of cash flow information:
     Cash paid for interest                                    $        3     $       10
     Cash paid for taxes                                       $        7     $     --

      See accompanying notes to unaudited consolidated financial statements

                     BIONX IMPLANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared by Bionx Implants, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 2002, and the Company's consolidated results of operations and cash flows for the three and nine months ended September 30, 2001 and 2002, have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the SEC. The consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001 and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC. The results of operations and the cash flows for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.


2. INVENTORY

Inventory consists of the following components as of December 31, 2001 and September 30, 2002 (in thousands):

                                         December 31, 2001    September 30, 2002
                                         -----------------    ------------------
Raw materials                                $    692              $    554
Finished goods - Implants                       2,301                 1,876
Finished goods - Instruments                    3,381                 2,530
Instruments on consignment                      2,269                 1,334
                                             --------              --------
                                                8,643                 6,294
  Less:
    Inventory reserve for obsolete
      and excess instruments and implants      (4,939)               (3,014)
                                             --------              --------
                                             $  3,704              $  3,280
                                             ========              ========

3. NET LOSS PER SHARE

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common plus dilutive potential common shares outstanding during the period. Potential common shares consist of stock options and warrants using the treasury stock method. For all periods presented these options and warrants have been excluded from the dilutive losses per share calculation as their effect would be antidilutive. Shares used for both the basic loss per share and diluted loss per share were 10,825,885 and 10,770,377 for the quarters ended September 30, 2001 and 2002, respectively, and 10,821,628 and 10,812,381 for the nine months then ended, respectively.

4. GOODWILL AND INTANGIBLES

At September 30, 2002, the Company has net goodwill of $2.9 million and net intangibles (patents) of $1.0 million. The Company has adopted Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("FAS 142"), effective January 1, 2002, and accordingly no longer amortizes goodwill. FAS 142 requires the Company to complete a test for goodwill impairment within six months from the date of adoption. The Company has completed the impairment test and determined that goodwill has not been impaired. The following table is provided to disclose what net income would have been had FAS 142 been adopted in prior periods:

                                         For the three              For the nine
                                          months ended              months ended
                                          September 30,             September 30,
                                        2001         2002         2001         2002
                                     ---------    ---------    ---------    ---------
Reported net loss                    $    (979)   $    (441)   $  (2,668)   $    (657)
Add back:  goodwill amortization            49         --            147         --
                                     ---------    ---------    ---------    ---------
Adjusted net loss                    $    (930)   $    (441)   $  (2,521)   $    (657)
                                     =========    =========    =========    =========


Basic loss per share as reported     $   (0.09)   $   (0.04)   $   (0.25)   $   (0.06)
Adjusted basic loss per share            (0.09)       (0.04)       (0.23)       (0.06)
Diluted loss per share as reported       (0.09)       (0.04)       (0.25)       (0.06)
Adjusted diluted loss per share          (0.09)       (0.04)       (0.23)       (0.06)

5. INTEREST AND OTHER INCOME AND EXPENSE

In the three months ended September 30, 2001 the Company generated interest income of approximately $41,000, interest expense of approximately $1,000, and foreign exchange losses of approximately $20,000, resulting in net other income of $20,000. In the three months ended September 30, 2002, the Company generated interest income of approximately $17,000, interest expense of approximately $5,000, and foreign exchange losses of approximately $2,000 resulting in net other income of $10,000.


6. SUPPLEMENTAL CASH FLOW DISCLOSURE

On April 10, 2002, a stockholder transferred 95,957 shares of the Company's common stock with a value of $527,764 to the Company as payment in full for an outstanding indebtedness of $479,000 and for future services to be rendered by the Company. At September 30, 2002 the Company maintained an approximately $20,000 Related Party Payable balance.

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

The Company was founded in 1984 to develop certain resorbable polymers for orthopedic uses. The Company has incurred substantial operating losses since its inception and as of September 30, 2002 had an accumulated deficit of approximately $24.5 million. Such losses have resulted to a large extent from expenses associated with the development and patenting of the Company's Self-Reinforcing(TM) technologies and resorbable implant designs, pre-clinical and clinical studies, the write off and reserve of impaired inventory, preparation of submissions to the FDA and foreign regulatory agencies, the development of sales, marketing and distribution channels, the write-off of acquired in-process research and development and the development of the Company's manufacturing capabilities.

The Company's mission is to be a leading provider of procedural specific orthopedic surgical products that improve surgical technique and patient care. We have established a world class Surgeon Advisory Board to provide guidance and direction to our product development and marketing programs. In order to develop new products, and to satisfy the needs of surgeons, Bionx is committed to developing strong surgeon relationships and supporting medical education. The Company continues its commitment to medical organizations by remaining a Founding Donor to AANA (Arthroscopy Association of North America), which is one of the largest Sports Medicine associations in North America. During the first quarter of 2002, Bionx also joined ASMI (American Sports Medicine Institute), whose mission is to improve the understanding, prevention, and treatment of sports-related injuries through research and education. The Company has continued its new product introductions with the release of the 1.5 mm Bone Fixation Kit(TM), Contour Meniscus Arrow(TM), Biocuff C(TM), and Duet Suture Anchor(TM) since September 2001. These new product introductions highlight the Company's ability to leverage its technology in resorbable polymers across varied product lines and offerings. There is no assurance that these actions will result in increased revenues or result in profitable third party agreements.

The Company believes that many of its non-orthopedic businesses have significant market size, a well-defined regulatory pathway, and therapeutic outcome characteristics that may favor resorbable products. However, given the Company's limited cash resources, management has decided to cease spending on these non-orthopedic opportunities as of December 31, 2002 and has begun negotiating agreements to license technology and distribution of these non-orthopedic products, including Stents, Urology, Cardiovascular and Craniofacial (in the U.S.) surgical products. For the first nine months of 2002 the Company has spent $0.3 million on these non-orthopedic opportunities. The Company's Surgeon Advisory Board continues to assist in the development of procedure-specific resorbable products.

During the twelve months ended December 31, 2001 Meniscus Arrow sales represented 46% of total Company product and product-related sales. For the three and nine months ended September 30, 2002 non-Arrow sales as a percentage of total Company sales increased to 60% and 58%, respectively, reflecting the Company's focus on expanding its Sports Medicine product line and lessening its dependence on the Meniscus Arrow. No assurance can be given that revenues will grow in the future or that revenues will exceed expenses. There can be no assurance that the Company will be able to successfully commercialize its products or that the Company will be profitable again.

The Company has been focusing on expanding its market share within the procedure specific Sports Medicine market. The Company experienced a decline from 1999 to 2002 in its Meniscus Arrow market share to approximately 42% as a result of the introduction of competitive products and a decrease in the number of Arrows used by surgeons per procedure. Anticipating these conditions, the Company made a strategic decision to emphasize new product development in Orthopedics, particularly in Sports Medicine, resulting in the introduction of 10 new products since January 2000. These new products achieved sales of $1.5 million in 2000, $3.4 million in 2001 and $3.6 million through September 30, 2002. New product sales offset the decline in Arrow sales that we experienced as a result of the decline in market share due to competition and Arrow usage and the strategic decision to discontinue Craniofacial marketing in the U.S.

The Company has one business segment - bioabsorbable implants and associated specialized stainless steel surgical instruments for orthopedic surgical use in bone and bone to soft tissue procedures. Its two primary product lines for these orthopedic applications are Sports Medicine and Fracture Fixation. The Company sells its products to hospitals and surgery centers in the United States and to distributors in international locations. In certain more limited cases the Company consigns implants to hospitals in the United States, primarily during an introductory period when surgeons are evaluating these products. In order to support implant sales efforts in the United States the Company will, in limited cases, provide instruments free of charge to hospitals and surgery centers. The sale and provision of these instruments results in margins which are typically lower than the margins applicable to the Company's implant products. For financial statement purposes, revenues from the sale of instrumentation systems are included within product sales and costs associated with such systems are included within cost of goods sold.

During the three and nine months periods ended September 30, 2001 and 2002, implants as a percentage of the Company's product revenue was approximately 93%, with the remaining approximately 7% related to the sale of associated instruments and other product sales. The instruments are specially designed for surgical procedures involving the Company's implants and are therefore inextricably linked to implant sales. Other product-related sales include instrument loaner fees and outgoing freight billings to customers.

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

The Company has made the strategic decision to discontinue Craniofacial sales and marketing efforts in the United States. As a result of that decision Bionx is negotiating the formation of strategic partnerships for its Craniofacial products in the United States. The Company believes that, with the appropriate strategic partner who has a focused marketing and sales effort coupled with key surgeon champions and a unique product portfolio, resorbable fixation products can effectively penetrate the U.S. Craniofacial market.

During 2002 the Company continued to implement initiatives to refocus its business, to reduce operational costs and to streamline operations. Cost improvements in operating expenses over the past year have resulted in a savings of $2.2 million during the first nine months of 2002, as compared to the same period in 2001. The Company will continue to implement cost improvement programs to further decrease the cost of operations, while making investments in areas that will support the future growth of our business. Management is continuing to focus on and to evaluate monthly the effects of these operational improvement plans. No assurances can be given that the Company's initiatives will result in profitable operations.

The majority of the Company's sales are in the United States, and most of the sales to international markets are in Europe and Asia. The Company is actively seeking to expand its international sales. During 2000, 2001 and the first nine months of 2002, international product sales represented approximately 18%, 21% and 21%, respectively, of the Company's total product sales. The Company has foreign operations in Finland consisting primarily of manufacturing and certain R&D and marketing functions. Approximately 85% of the Company's consolidated revenues and 75% of its expenses are denominated in US Dollars. The majority of the remaining sales and expenses are denominated in Euros, and Euro denominated expenses exceed Euro denominated revenues. As the dollar is the functional currency for the Company's Finnish operation, a weakening of the Euro has a favorable impact on the Company when the Finnish operations experience a loss and an unfavorable impact on the Company when the Finnish operations experience a profit. Alternatively, a strengthening of the Euro has an unfavorable impact on the Company when the Finnish operations experience a loss and a favorable impact on the Company when the Finnish operations experience a profit. Additionally, the effect on the Company of changes in the relative strength of the Euro depends upon the extent of the Company's Euro denominated net expenses and/or net assets for the period under evaluation. The Company may seek to manage its foreign currency risk in the future through the purchase of foreign currency options and forward contracts. There is a cost to such hedging. For the nine months ended September 30, 2001 and September 30, 2002, the Company did not hedge such exposures and the foreign exchange losses for these periods was approximately $82,000 and approximately $205,000, respectively. No assurances can be given that such hedging techniques, if implemented, will protect the Company from exposure resulting from relative changes in the economic strength of the Euro. Foreign exchange transaction gains and losses can vary significantly from period to period.

Periodically the Company has evaluated constructing or leasing manufacturing facilities in the United States to supplement its Finnish manufacturing capabilities. At this time the Company has decided to supplement its Finnish manufacturing by using third party contract manufacturers, primarily in the United States, to produce specific implants or instruments.

The Company's operating losses have resulted in net operating loss carryforwards ("NOL") of approximately $8.6 million in federal NOL and $3.3 million in state NOL, through 2001, which are available to offset future federal and state taxable income, if any, through 2021, with the state NOL expiring in various years beginning in 2006 and the federal NOL expiring in various years beginning in 2011. Additionally, the Company had an NOL of approximately $4.3 million for foreign income tax purposes which is available to offset future foreign taxable income, if any, through 2011. For federal, state and foreign income tax reporting purposes as of December 31, 2001, the extent to which such carryforwards are available to offset future U.S. and Finnish taxable income may be limited as a result of various ownership changes in the Company that have occurred in recent years. Additionally, because tax laws limit the time during which these carryforwards may be applied against future taxable income, the Company may not be able to take full advantage of these carryforwards for income tax purposes. Furthermore, income earned by a foreign subsidiary may not be offset against operating losses of U.S. entities. Tax rates have fluctuated in the past and may do so in the future. As a result of the net operating loss carryforwards, the Company has a deferred tax asset in the amount of $798,000 which the Company continually evaluates for realizability.

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

RESULTS OF OPERATIONS

TOTAL REVENUES
Total revenues decreased by 1.9% from $4.4 million to $4.3 million for the three months ended September 30, 2001 compared to the three months ended September 30, 2002. For the nine months ended September 30, 2001 and September 30, 2002 total revenues decreased by 4.1% from $14.2 million to $13.6 million, respectively. The decrease in both the three and nine month periods is a result of lower sales in the Sports Medicine and Craniofacial product lines and a decline in non-product revenue (primarily grants) partially offset by an increase in sales of Orthopedic Trauma products.

PRODUCT SALES
The Company's product and product-related sales decreased by 1.2% from $4.35 million to $4.29 million for the three months ended September 30, 2001 and 2002, respectively, and by 3.2% from $14.0 million to $13.6 million, for the nine months ended September 30, 2001 and 2002, respectively. The decrease in sales of Craniofacial products, which principally resulted from managements decision to cease sales and marketing efforts in the U.S., was partially offset by sales of new products released since the second half of 2001. Sales of these products contributed approximately $0.7 million to revenues for the quarter and approximately $1.1 million to revenues for the nine months ended September 30, 2002

GLOBAL SPORTS MEDICINE
Consolidated sales of Sport Medicine products decreased 3.5% from $3.0 million to $2.9 million for the three months ended September 30, 2001 and 2002, respectively, and by 4.8% from $9.7 million to $9.2 million for the nine months ended September 30, 2001 and 2002, respectively. When comparing the nine months ended September 30, 2002 to the nine months ended September 30, 2001, Meniscus Arrow sales declined by $0.8 million. When comparing the three months ended September 30, 2002 to the three months ended September 30, 2001, Sports Medicine sales remained constant at $2.8 million in the U.S. and Europe/Middle East/Africa and declined $0.1 million in Asia/Canada/Latin America reflecting the Company's efforts to bolster sales in the largest markets. Meniscus Arrow sales declined by $0.3 million over the last three months due to increased competition. As a result of new product development efforts, since January 2000, the Company has released other Sports Medicine products that reduce its reliance on the Arrow products. For the nine months ended September 30, 2001 and 2002, non-Arrow Sports Medicine product sales increased by 9.1% from $3.2 million to $3.5 million, respectively, and increased by 16.8% from $1.0 million to $1.2 million for the three months ended September 30, 2001 and 2002. The Company intends to continue to expand its product lines, offering the surgeon improved clinical solutions throughout all of its product families.

GLOBAL ORTHOPEDIC TRAUMA
Consolidated sales of Orthopedic Trauma products increased 10.9% from $.9 million to $1.0 million during the three months ended September 30, 2001 and 2002, respectively, and by 11.1% from $2.9 million to $3.2 million for the nine months ended September 30, 2001 and 2002, respectively. Sales increased as a result of greater acceptance of the Company's Orthopedic Trauma line in Europe, Asia and the United States and the introduction of new products, such as the Bone Fixation KitTM, in the second half of 2001.

GLOBAL CRANIOFACIAL
Consolidated sales of Craniofacial products decreased by 17.4% from approximately $347,000 to approximately $287,000 for the three months ended September 30, 2001 and 2002, respectively, and by 21.5% from $1.1 million to $0.8 million for the nine months ended June 30, 2001 and 2002, respectively. This decrease results from the Company's strategic decision to reduce its sales and marketing efforts for this product line in the United States.

OTHER REVENUES
Other revenue consist of grant revenues totaling approximately $8,000 for the three months ended September 30, 2002, compared with grant revenues of approximately $40,000 for the three months ended September 30, 2001. Other revenue for the nine months ended September 30, 2001 and 2002 decreased by 79.3% from approximately $169,000 to approximately $35,000, respectively. Other revenue is generated primarily from grants obtained from a Finnish government research organization which funds certain research and development projects. These grants have declined as the Company has decided to concentrate its development efforts on projects which enable the Company to meet short-term horizons for product introductions and which utilize internally generated funding.

INTERNATIONAL SALES
International sales decreased by 10.3% from $0.9 million to $0.8 million, for the three months ended September 30, 2001 and 2002, respectively, and decreased by 1.5% from $2.89 million to $2.85 million for the nine months ended September 30, 2001 and 2002, respectively. As a percentage of total product sales international sales decreased from 21% to 19% of total product sales for the three months ended September 30, 2001 and 2002, respectively, however, it has increased from 20% to 21% for the nine months ended September 30, 2001 and 2002, respectively. Increased sales of Orthopedic Trauma products in all international markets were partially offset by decreases in Sports Medicine and Craniofacial product in some markets. The Company is continuing to concentrate its international sales efforts on the development of new country-specific distributors.

GROSS PROFIT
The Company's gross profit decreased from $3.2 million to $3.0 million, for the three months ended September 30, 2001, and September 30, 2002, respectively; however, it has increased from $9.56 million to $9.63 million, for the nine months ended September 30, 2001 and 2002, respectively. For the three months ended September 30, 2001 and 2002 gross profit fell from 72.4% of sales to 69.7% of sales, respectively, primarily from increased product cost. For the nine months ended September 30, 2001 and 2002, gross profit increased from 67.3% of sales to 70.7% of sales, respectively. This improvement in gross profit percentage is a result of productivity improvements and cost savings in the Company's manufacturing and operational processes, lower promotion expenses and the elimination of consignment amortization in 2002, offset by increased physical inventory adjustments.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses decreased 11.3%, from $3.0 million to $2.7 million, for the three months ended September 30, 2001 and 2002, respectively, and 14.8%, from $9.4 million to $8.0 million for the nine months ended September 30, 2001 and 2002, respectively. As a percentage of revenues, such expenses decreased from 68.8% to 62.2% of revenues for the three months ended September 30, 2001 and 2002, respectively, and from 65.8% to 58.5% for the nine months ended September 30, 2001 and 2002, respectively. The reduction in SG&A expenses reflects the organizational changes the Company implemented during the latter half of 2001.

RESEARCH AND DEVELOPMENT
While the Company continues to be committed to providing cutting-edge products for an increasingly competitive Sports Medicine environment, research and development expenses decreased 2.6%, from $0.79 million to $0.77 million, for the three months ended September 30, 2001 and 2002, respectively, and 15.8%, from $2.5 million to $2.1 million for the nine months ended September 30, 2001 and 2002, respectively. As a percentage of revenues, such expenses remained nearly constant at 18.0% of revenues for the three months ended September 30, 2001 and 2002, respectively, and decreased from 17.8% to 15.6% for the nine months ended September 30, 2001 and 2002, respectively.

PATENT AND LITIGATION EXPENSE
Patent and litigation expenses decreased from approximately $17,000 to $0, for the three months ended September 30, 2001 and 2002, respectively, and decreased 72.6%, from approximately $102,000 to approximately $28,000 for the nine months ended September 30, 2001 and 2002, respectively. This is largely due to the current status of the proceedings and to negotiations requiring less legal assistance than previously required.

OTHER INCOME AND EXPENSE
Interest income decreased 58.5%, from approximately $41,000 to approximately $17,000, for the three months ended September 30, 2001 and 2002, respectively, and decreased 70.2%, from approximately $178,000 to approximately $53,000 for the nine months ended June 30, 2001 and 2002. During the three months ended September 30, 2001, the Company generated approximately $41,000 of interest income, interest expense of approximately $1,000 and other expense of approximately $20,000, resulting in net other income of approximately $20,000. This compares to approximately $17,000 of interest income, approximately $5,000 of interest expense and approximately $2,000 of other expense, resulting in net other income of approximately $10,000 for the three months ended September 30, 2002. During the nine months ended September 30, 2001, the Company generated approximately $178,000 of interest income, interest expense of approximately $4,000 and other expense of approximately $77,000, resulting in net other income of approximately $97,000. This compares to approximately $53,000 of interest income, approximately $13,000 of interest expense and approximately $206,000 of other expense, resulting in net other expense of approximately $166,000 for the nine months ended September 30, 2002. The decrease in interest income is a result of lower cash balances and decreased market interest rates during the three and nine month periods ended September 30, 2002 compared to September 30, 2001. Other expense primarily represents net foreign currency translation and transaction losses as a result of unfavorable changes in the exchange rate between Euros and US dollars.

INCOME TAXES
The Company recorded no tax benefit for any period presented, as there is no assurance that tax benefits will be realized.

NET LOSS
Net loss decreased 55.1%, from $0.9 million or $0.09 per basic and diluted share to $0.4 million or $0.04 per basic and diluted share for the three months ended September 30, 2001 and 2002, respectively. For the nine months ended September 30, 2001 and 2002 net loss decreased 75.4%, from $2.7 million or $0.25 per basic and diluted share to $0.7 million or $0.06 per basic or diluted share, respectively. The decrease in net loss and net loss per share reflects lower sales offset by a decrease in cost of goods sold; selling, general and administrative expenses and research and development.


LIQUIDITY AND CAPITAL RESOURCES

The Company has relied primarily upon external (private and public) sources of equity to fund operations and development. At September 30, 2002, cash and cash equivalents totaled $4.5 million, which is a decrease of $0.5 million from $5.0 million at December 31, 2001. The decrease from December 31, 2001 is primarily a result of purchases of plant, equipment and intangibles, partially offset by an increase in long term and subordinated debt. At September 30, 2002, the Company's net working capital position was $8.6 million compared to working capital at December 31, 2001 of $9.7 million. The decrease in working capital resulted primarily from the receipt of the Company's stock in payment of a $0.5 million receivable from Bionix B.V. At December 31, 2001 and September 30, 2002 the Company's ratio of current assets to current liabilities remained steady at 4:1.

At March 31, 2002 the Company was owed $0.479 million from Bionix B.V. Sixty-eight percent of Bionix B.V. stock is owned by related parties and at March 31, 2002 Bionix B.V. beneficially owned 24.9% of the Company's Common Stock. On April 2, 2002, Pertti Tormala, a director of the Company, on behalf of all of the Finnish shareholders of Bionix B.V. executed an agreement to transfer 95,957 shares of the Company's common stock to the Company at a price of $5.50 per share. The transfer was completed on April 10, 2002, and of the shares received, 87,091 were used to satisfy the Bionix B.V.'s debt to the Company, and the value of the remaining 8,866 shares is included in Other Current Liabilities to offset future services to be provided by the Company for Bionix B.V. At September 30, 2002 Bionix B. V. beneficially owns 24.0% of the Company's Common Stock.

The Company's liquidity is dependent primarily upon its ability to improve operating results and thereby generate adequate cash flow from operations. The Company is continuing to focus its sales and marketing efforts to achieve the greatest impact, to maintain prudent control over the allocation of critical resources, and to streamline operations. Management has continued to implement operational improvement plans and during 2002 is continuing to focus on and evaluate monthly the effects of these initiatives. These plans have included: the addition of critical resources in areas that will have the greatest impact on sales growth and profit improvement; consolidation of the sales organization designed to improve sales efficiencies, increase market coverage, and reduce the Company's cost of sales; reduction in sales administration to reduce the Company's overall selling costs; a refocus of R&D investments on new product introductions that will provide complementary product offerings in the short-term; consolidation of global inventories to reduce the Company's overall investment in inventories and improve customer service levels; reduction in inventory levels to improve inventory turn rates thereby reducing the Company's cash requirements to support inventory investments; increases in sales and marketing efforts designed to expand sales contributions from markets outside of the US; and the implementation of surgeon educational programs designed to increase surgeon awareness and use of the Company's products. However, there can be no assurance that these steps will be successful. The Company's operations may not provide sufficient internally generated cash flows to meet the Company's projected requirements. The Company's ability to continue to finance its operations will depend on its ability to achieve profitability by improving sales and margins, its ability to reduce cash outflows and, if necessary, its ability to obtain other sources of funding sufficient to support the Company's operations. No assurances can be given that such funding will be available on satisfactory terms or at all.

The Company believes that existing capital resources together with cash flow from operations (if, and to the extent, generated) will be sufficient to fund its operations during 2002 and 2003. This statement constitutes a Forward-Looking Statement. Actual results could differ materially from the Company's expectations regarding its capital requirements and its sources of capital. The Company's future capital requirements and the adequacy of available capital resources will depend on numerous factors, including the Company's ability to reverse recent trends and successfully perform management initiatives, market acceptance of its existing and future products, the successful commercialization of products in development, progress in its product development efforts, the magnitude and scope of such efforts, acquisition opportunities, progress with preclinical studies, clinical trials and product clearances by the FDA and other agencies, the cost and timing of the Company's efforts to expand its manufacturing capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of certain of the Company's products.

Although the Company's net cash provided by operating activities was positive for the nine months ended September 30, 2002, it did not produce positive cash flows during 1994, 1995, 1996, 1998, 1999, or 2001. To the extent that funds generated from the Company's operations, together with its existing capital resources, and the net interest earned thereon, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The terms of any further equity financing may be dilutive to stockholders and the terms of any debt financing may contain restrictive covenants, which limit the Company's ability to pursue certain courses of action. The Company does not have any committed sources of financing and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. Principal stockholders of the Company who previously provided funding to the Company and provided guarantees to sources of credit have indicated that they do not intend to continue furnishing such assistance. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations could be materially and adversely affected. The sufficiency of the Company's capital reserves with respect to operations beyond September 30, 2002 will depend primarily upon the Company's operating results and the extent to which such results are capable of funding anticipated growth.

No assurances can be given that the Company's initiatives will result in profitable operations in the future.

The Company has been able to make substantial improvements in cash flow management due to its continued efforts to complete its management initiatives, while continuing to fund research and development at approximately 16% of sales during 2002. This research funding consisted of investing in new treatment modalities and product development that does not result in dramatic sales increases initially and will only do so when products are released and gain market acceptance.

The Company's total use of cash and cash equivalents for 2001 was $2.1 million. During the nine months ended September 30, 2001 and 2002 the Company's total use of cash and cash equivalents decreased from $2.3 million to $0.5 million, respectively. The reduction in cash usage resulted primarily from the Company realizing a lower net loss during the first nine months of 2002 compared to 2001 and from operations providing cash for the first nine months of 2002 compared to using cash for the first nine months of 2001.

Earnings before interest, income taxes, depreciation and amortization (EBITDA) for the nine months ended September 30, 2002 is a negative $8,000, compared to a negative $1.9 million for the nine months ended September 30, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's functional currency is the US dollar. In Its Finnish operation, the Company has revenues and expenses that are Euro-denominated. As the dollar is the functional currency for the Company's Finnish operation, a weakening of the Euro has a favorable impact on the Company when the Finnish operations experience a loss and an unfavorable impact on the Company when the Finnish operations experience a profit. Alternatively, a strengthening of the Euro has an unfavorable impact on the Company when the Finnish operations experience a loss and a favorable impact on the Company when the Finnish operations experience a profit. Additionally, the effect on the Company of changes in the relative strength of the Euro depends upon the extent of the Company's Euro denominated net expenses and/or net assets for the period under evaluation. As the Company was structured during the first nine months of 2002, a 1% strengthening of the Euro results in a $50,000 to $150,000 loss to the Company. During 2001, and the first nine months of 2002, the Company did not purchase financial instruments to manage this foreign currency risk. The Company may seek to manage its foreign currency risk in the future through the purchase of foreign currency options and forward contracts. However, there is a cost to such hedging. No assurances can be given that such hedging techniques if implemented will protect the Company from exposure resulting from relative changes in the economic strength of the Euro.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic SEC filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) The Registrant did not file any Current Reports on Form 8-K during the quarter ended September 30, 2002.

  (b)     Exhibits -

          99.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BIONX IMPLANTS, INC.


                                      By:   /s/ Gerard Carlozzi
                                           -------------------------------
                                           Gerard Carlozzi, President
                                           and Chief Executive Officer



                                      By:   /s/ Drew Karazin
                                           -------------------------------
                                           Drew  Karazin
                                           Chief Financial Officer

Dated: November 14, 2002

                                 CERTIFICATIONS

I, Gerard Carlozzi, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of Bionx Implants, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 14, 2002

                                      /s/ Gerard Carlozzi
                                      -------------------------------------
                                      Gerard Carlozzi
                                      President and Chief Executive Officer

I, Drew Karazin, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of Bionx Implants, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 14, 2002

                                      /s/ Drew Karazin
                                      ------------------------------------------
                                      Drew  Karazin
                                      Vice President and Chief Financial Officer